Form 10-Q
period 2023-11-30
Worthington Steel, Inc.
filed 2024-01-16
CIK 1968487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number 001-41830

WORTHINGTON STEEL, INC.

(Exact name of registrant as specified in its charter)

Ohio	92-2632000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Old Wilson Bridge Road, Columbus, Ohio	43085
(Address of principal executive offices)	(Zip Code)

(614) 438-3210
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, Without Par Value	WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

On January 9, 2024, the number of common shares, without par value, of the Registrant issued and outstanding was 50,240,689.

i

Safe Harbor Statement

Selected statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”), including, without limitation, in “PART I – Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Forward-looking statements reflect the Company’s current expectations, estimates or projections concerning future results or events. These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “should,” “would,” “intend,” “plan,” “will,” “likely,” “estimate,” “project,” “position,” “strategy,” “target,” “aim,” “seek,” “foresee,” or other similar words or phrases. These forward-looking statements include, without limitation, statements relating to:

•
future or expected cash positions, liquidity and ability to access financial markets and capital;
•
outlooks, strategies or business plans;
•
anticipated benefits of the separation of the Company from Worthington Enterprises, Inc. (the “Separation”);
•
expected financial and operational performance of, and future opportunities for, the Company following the Separation;
•
the tax treatment of the Separation transaction;
•
future or expected growth, growth potential, forward momentum, performance, competitive position, sales, volumes, cash flows, earnings, margins, balance sheet strengths, debt, financial condition or other financial measures;
•
pricing trends for raw materials and finished goods and the impact of pricing changes;
•
the ability to improve or maintain margins;
•
expected demand or demand trends for the Company or its markets;
•
additions to product lines and opportunities to participate in new markets;
•
expected benefits from transformation and innovation efforts;
•
the ability to improve performance and competitive position at the Company’s operations;
•
anticipated working capital needs, capital expenditures and asset sales;
•
anticipated improvements and efficiencies in costs, operations, sales, inventory management, sourcing and the supply chain and the results thereof;
•
projected profitability potential;
•
the ability to make acquisitions, form joint ventures, and the projected timing, results, benefits, costs, charges and expenditures related to acquisitions, joint ventures, headcount reductions and facility dispositions, shutdowns and consolidations;
•
projected capacity and the alignment of operations with demand;
•
the ability to operate profitably and generate cash in down markets;
•
the ability to capture and maintain market share and to develop or take advantage of future opportunities, customer initiatives, new businesses, new products and new markets;
•
expectations for Company and customer inventories, jobs and orders;
•
expectations for the economy and markets or improvements therein;
•
expectations for generating improving and sustainable earnings, earnings potential, margins or shareholder value;
•
effects of judicial rulings, laws and regulations;
•
effects of the novel coronavirus (“COVID-19”) pandemic and the various responses of governmental and nongovernmental authorities thereto on economies and markets, and on the Company’s customers, counterparties, employees and third-party service providers; and
•
other non-historical matters.

Because they are based on beliefs, estimates and assumptions, forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any number of factors could affect actual results, including, without limitation, those that follow:

•
the uncertainty of obtaining regulatory approvals in connection with the Separation, including rulings from the Internal Revenue Service;
•
the Company’s ability to successfully realize the anticipated benefits of the Separation;
•
the effect of conditions in national and worldwide financial markets, including inflation, increases in interest rates and economic recession, and with respect to the ability of financial institutions to provide capital;
•
the risks, uncertainties and impacts related to the COVID-19 pandemic – the duration, extent and severity of which are impossible to predict, including the possibility of future resurgence in the spread of COVID-19 or variants thereof – and the availability, effectiveness and acceptance of vaccines, and other actual or potential public health emergencies and actions taken by governmental authorities or others in connection therewith;

•
the effect of national, regional and global economic conditions generally and within major product markets, including significant economic disruptions from COVID-19, the actions taken in connection therewith and the implementation of related fiscal stimulus packages;
•
the impact of tariffs, the adoption of trade restrictions affecting the Company’s products or suppliers, a United States (“U.S.”) withdrawal from or significant renegotiation of trade agreements, the occurrence of trade wars, the closing of border crossings, and other changes in trade regulations or relationships;
•
changing commodity prices and/or supply;
•
product demand and pricing;
•
changes in product mix, product substitution and market acceptance of the Company’s products;
•
volatility or fluctuations in the pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities, labor and other items required by operations (especially in light of the COVID-19 pandemic and Russia’s invasion of Ukraine);
•
effects of sourcing and supply chain constraints;
•
the outcome of adverse claims experience with respect to workers’ compensation, product recalls or product liability, casualty events or other matters;
•
effects of facility closures and the consolidation of operations;
•
the effect of financial difficulties, consolidation and other changes within the steel, automotive, construction and other industries in which the Company participates;
•
failure to maintain appropriate levels of inventories;
•
financial difficulties (including bankruptcy filings) of original equipment manufacturers, end-users and customers, suppliers, joint venture partners and others with whom the Company does business;
•
the ability to realize targeted expense reductions from headcount reductions, facility closures and other cost reduction efforts;
•
the ability to realize cost savings and operational, sales and sourcing improvements and efficiencies, and other expected benefits from transformation initiatives, on a timely basis;
•
the overall success of, and the ability to integrate, newly-acquired businesses and joint ventures, maintain and develop their customers, and achieve synergies and other expected benefits and cost savings therefrom;
•
capacity levels and efficiencies, within facilities, within major product markets and within the industries in which the Company participates as a whole;
•
the effect of disruption in the business of suppliers, customers, facilities and shipping operations due to adverse weather, casualty events, equipment breakdowns, labor shortages, interruption in utility services, civil unrest, international conflicts (especially in light of Russia’s invasion of Ukraine), terrorist activities, or other causes;
•
changes in customer demand, inventories, spending patterns, product choices, and supplier choices;
•
risks associated with doing business internationally, including economic, political and social instability (especially in light of Russia’s invasion of Ukraine), foreign currency exchange rate exposure and the acceptance of the Company’s products in global markets;
•
the ability to improve and maintain processes and business practices to keep pace with the economic, competitive and technological environment;
•
the effect of inflation, interest rate increases and economic recession, which may negatively impact the Company’s operations and financial results;
•
deviation of actual results from estimates and/or assumptions used by the Company in the application of its significant accounting policies;
•
the level of imports and import prices in the Company’s markets;
•
the impact of environmental laws and regulations or the actions of the U.S. Environmental Protection Agency or similar regulators which increase costs or limit the Company’s ability to use or sell certain products;
•
the impact of increasing environmental, greenhouse gas emission and sustainability regulations or considerations;
•
the impact of judicial rulings and governmental regulations, both in the U.S. and abroad, including those adopted by the U.S. Securities and Exchange Commission (the “SEC”) and other governmental agencies as contemplated by the Coronavirus Aid, Relief and Economic Security (CARES) Act, the Consolidated Appropriations Act, 2021, the American Rescue Plan Act of 2021, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;
•
the effect of healthcare laws in the U.S. and potential changes for such laws, which may increase the Company’s healthcare and other costs and negatively impact the Company’s operations and financial results;
•
the effect of tax laws in the U.S. and potential changes for such laws, which may increase the Company’s costs and negatively impact its operations and financial results;
•
cyber security risks;
•
the effects of privacy and information security laws and standards; and

•
other risks described from time to time in the Company's filings with the SEC, including those described in “Part I – Item 1A. – Risk Factors” of the Form 10-12B/A filed with the SEC on November 14, 2023 (the “Form 10”).

The Company notes these risk factors for investors as contemplated by the PSLRA. Forward-looking statements should be construed in the light of such risks. It is impossible to predict or identify all potential risk factors. Consequently, readers should not consider the foregoing list to be a complete set of all potential risks and uncertainties. Any forward-looking statements in this Form 10-Q are based on current information as of the date of this Form 10-Q, and the Company assumes no obligation to correct or update any such statements in the future, except as required by applicable law.

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON STEEL, INC.

COMBINED BALANCE SHEETS

(In millions, except share amounts)

	(Unaudited)
	November 30,	May 31,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$214.4	$32.7
Receivables, less allowances of $2.2 and $2.6 at November 30, 2023 and May 31, 2023, respectively	426.0	468.0
Inventories:
Raw materials	160.1	173.9
Work in process	137.3	164.1
Finished products	76.4	76.8
Total inventories	373.8	414.8
Income taxes receivable	4.1	4.3
Assets held for sale	1.8	3.4
Prepaid expenses and other current assets	66.4	57.7
Total current assets	1,086.5	980.9
Investment in unconsolidated affiliate	127.4	114.6
Operating lease assets	72.1	75.3
Goodwill	79.2	78.6
Other intangible assets, net of accumulated amortization of $42.1 and $38.9 at November 30, 2023 and May 31, 2023, respectively	80.2	83.4
Deferred income taxes	6.3	6.3
Other assets	12.3	10.9
Property, plant and equipment:
Land	38.7	37.6
Buildings and improvements	171.5	168.6
Machinery and equipment	868.6	847.5
Construction in progress	42.1	20.3
Total property, plant and equipment	1,120.9	1,074.0
Less: accumulated depreciation	687.5	659.6
Total property, plant and equipment, net	433.4	414.4
Total assets	$1,897.4	$1,764.4

Liabilities and equity
Current liabilities:
Accounts payable	$349.9	$402.2
Short-term borrowings	175.0	2.8
Accrued compensation, contributions to employee benefit plans and related taxes	29.9	31.9
Other accrued items	14.7	15.6
Current operating lease liabilities	5.8	5.9
Current maturities of long-term debt due to Worthington Enterprises, Inc.	20.0	20.0
Total current liabilities	595.3	478.4
Other liabilities	34.6	33.6
Noncurrent operating lease liabilities	69.0	71.7
Deferred income taxes, net	27.0	26.1
Total liabilities	725.9	609.8
Preferred shares, without par value; authorized - 1,000,000 shares and no shares at November 30, 2023 and May 31, 2023, respectively; no shares issued or outstanding	-	-
Common shares, without par value; authorized - 150,000,000 shares at November 30, 2023; issued and outstanding 49,286,517 shares and 100 shares at November 30, 2023 and May 31, 2023, respectively	-	-
Net Worthington Enterprises, Inc. investment	1,039.5	1,031.1
Accumulated other comprehensive income (loss), net of taxes of $(3.5) and $(2.6) at November 30, 2023 and May 31, 2023, respectively	0.8	(2.1)
Total Shareholders' equity - controlling interest	1,040.3	1,029.0
Noncontrolling interests	131.2	125.6
Total equity	1,171.5	1,154.6
Total liabilities and equity	$1,897.4	$1,764.4

See condensed notes to combined financial statements.

WORTHINGTON STEEL, INC.

COMBINED STATEMENTS OF EARNINGS

(In millions, except per common share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2023	2022	2023	2022
Net sales	$808.0	$868.4	$1,713.8	$1,943.0
Cost of goods sold	747.8	833.9	1,525.1	1,819.9
Gross margin	60.2	34.5	188.7	123.1
Selling, general and administrative expense	54.1	50.7	107.9	98.0
Impairment of long-lived assets	-	-	1.4	0.3
Restructuring and other income, net	-	(4.3)	-	(4.2)
Separation costs	14.9	8.0	18.5	8.0
Operating income (loss)	(8.8)	(19.9)	60.9	21.0
Other income (expense):
Miscellaneous income (expense), net	0.6	0.9	1.5	1.1
Interest expense, net	(0.2)	(0.9)	(0.7)	(2.2)
Equity in net income of unconsolidated affiliate	3.8	1.9	12.8	3.7
Earnings (loss) before income taxes	(4.6)	(18.0)	74.5	23.6
Income tax expense (benefit)	(2.5)	(5.5)	14.5	4.8
Net earnings (loss)	(2.1)	(12.5)	60.0	18.8
Net earnings attributable to noncontrolling interests	3.9	3.3	7.5	4.4
Net earnings (loss) attributable to controlling interest	$(6.0)	$(15.8)	$52.5	$14.4

Basic
Weighted average common shares outstanding(1)	49.3	49.3	49.3	49.3
Earnings (loss) per common share attributable to controlling interest	$(0.12)	$(0.32)	$1.07	$0.29

Diluted
Weighted average common shares outstanding(1)	49.3	49.3	49.3	49.3
Earnings (loss) per common share attributable to controlling interest	$(0.12)	$(0.32)	$1.07	$0.29

Common shares outstanding at end of period(1)	49.3	49.3	49.3	49.3

Cash dividends declared per common share	n/a	n/a	n/a	n/a

(1)
Reported Weighted average common shares outstanding and Common shares outstanding at end of period reflect basic shares at the Separation date. This share amount is being utilized for the calculation of basic and diluted Earnings (loss) per share for periods presented through the separation date.

See condensed notes to combined financial statements.

WORTHINGTON STEEL, INC.

COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2023	2022	2023	2022
Net earnings (loss)	$(2.1)	$(12.5)	$60.0	$18.8
Other comprehensive income (loss), net of tax
Foreign currency translation	0.5	(2.6)	(0.3)	(6.0)
Cash flow hedges	10.6	(0.9)	3.2	(10.8)
Other comprehensive income (loss)	11.1	(3.5)	2.9	(16.8)
Comprehensive income (loss)	9.0	(16.0)	62.9	2.0
Comprehensive income attributable to noncontrolling interests	3.9	3.3	7.5	4.4
Comprehensive income (loss) attributable to controlling interest	$5.1	$(19.3)	$55.4	$(2.4)

See condensed notes to combined financial statements.

WORTHINGTON STEEL, INC.

COMBINED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2023	2022	2023	2022
Operating activities:
Net earnings (loss)	$(2.1)	$(12.5)	$60.0	$18.8
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	16.4	17.8	33.3	35.5
Impairment of long-lived assets	-	-	1.4	0.3
Benefit from deferred income taxes	(0.1)	(0.1)	(0.2)	(0.2)
Bad debt expense	0.3	1.0	(0.4)	1.3
Equity in net income of unconsolidated affiliate, net of distributions	(3.8)	(1.9)	(12.8)	(3.7)
Net gain on sale of assets	(0.4)	(3.8)	(0.4)	(3.8)
Stock-based compensation	3.3	2.5	6.1	4.8
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	89.4	98.9	56.5	114.0
Inventories	91.5	86.9	48.3	145.1
Accounts payable	(53.5)	(84.4)	(49.9)	(176.1)
Accrued compensation and employee benefits	0.8	1.3	(2.7)	(5.5)
Other operating items, net	(1.9)	(2.4)	(20.0)	(13.0)
Net cash provided by operating activities	139.9	103.3	119.2	117.5

Investing activities:
Investment in property, plant and equipment	(18.9)	(14.5)	(36.2)	(25.6)
Proceeds from sale of assets, net of selling costs	0.8	23.2	0.8	23.2
Acquisitions, net of cash acquired	(21.0)	-	(21.0)	-
Net cash provided by (used in) investing activities	(39.1)	8.7	(56.4)	(2.4)

Financing activities:
Transfers to Worthington Enterprises, Inc., net	(88.8)	(75.3)	(51.4)	(39.2)
Proceeds from (repayment of) short-term borrowings	175.0	(10.6)	172.2	(43.1)
Principal payments on long-term obligations	-	(10.0)	-	(10.0)
Payments to noncontrolling interests	-	(11.8)	(1.9)	(11.8)
Net cash provided by (used in) financing activities	86.2	(107.7)	118.9	(104.1)

Increase (decrease) in cash and cash equivalents	187.0	4.3	181.7	11.0
Cash and cash equivalents at beginning of period	27.4	26.8	32.7	20.1
Cash and cash equivalents at end of period	$214.4	$31.1	$214.4	$31.1

See condensed notes to combined financial statements.

WORTHINGTON STEEL, INC.

Condensed Notes to COMBINED Financial Statements (UNAUDITED)

Note A – Worthington Steel Separation, Description of Business, and Basis of Presentation

Fiscal Periods

Our fiscal year and fourth quarter ends on May 31, with “fiscal 2023” ended on May 31, 2023, and “fiscal 2024” ending on May 31, 2024. Our other quarterly periods end on the final day of August (first quarter), November (second quarter) and February (third quarter).

Worthington Steel Separation

On September 29, 2022, Worthington Industries, Inc. (“Worthington Industries,” “Worthington Enterprises, Inc.” or “Parent”) announced its intention to spin off its existing steel processing business, Worthington Steel, Inc. (“Worthington Steel,” the “Company,” “we,” “us,” or “our”) into a stand-alone publicly traded company through a tax-free pro rata distribution of 100% of the common shares of Worthington Steel (the “Distribution”) to holders of record of Worthington Industries common shares as of the close of business on November 21, 2023 (the “Record Date”). Each holder of record of Worthington Industries common shares received one common share of Worthington Steel for every one Worthington Industries common share held at the close of business on the Record Date (the “Distribution”). The Separation was completed on December 1, 2023 (the “Distribution Date”), at 12:01 a.m., Eastern Time. In connection with the Separation, Worthington Steel made a cash distribution to Worthington Enterprises of $150.0 million from the issuances of certain debt (see Note H – Debt). Worthington Enterprises retained no ownership interest in Worthington Steel following the Separation. Also on December 1, 2023, Worthington Steel’s common shares began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “WS.”

On November 30, 2023, in connection with the Separation, we entered into several agreements with Worthington Enterprises, Inc. that govern the relationship between Worthington Enterprises, Inc. and us following the Distribution, including a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, and Transition Services Agreement.

Direct and incremental costs incurred in connection with the Separation, including (a) fees paid to third parties for audit, advisory, and legal services to effect the Separation, (b) non-recurring employee-related costs, such as retention bonuses, and (c) non-recurring functional costs associated with shared corporate functions (collectively, the “Separation Costs”) are presented separately in our combined statements of earnings. Separation Costs totaled $14.9 million and $8.0 million during the three months ended November 30, 2023 and three months ended November 30, 2022, respectively, and $18.5 million and $8.0 million during the six months ended November 30, 2023 and six months ended November 30, 2022, respectively.

Description of the Business

We are one of North America’s premier value-added steel processors with the ability to provide a diversified range of products and services that span a variety of end markets. We maintain market leading positions in the North American carbon flat-rolled steel and tailor welded blank industries and are one of the largest global producers of electrical steel laminations. For nearly 70 years, we have been delivering high quality steel processing capabilities across a variety of end-markets including automotive, heavy truck, agriculture, construction, and energy. With the ability to produce customized steel solutions, we aim to be the preferred value-added steel processor in the markets we serve by delivering highly technical, customer specific solutions, while also providing advanced materials support and price risk management solutions to optimize customer supply chains. Our scale and operating footprint allow us to achieve an advantaged cost structure and service platform supported by a strategic operating footprint. We serve our customers primarily by processing flat-rolled steel coils, which we source primarily from various North American steel mills, into the precise type, thickness, length, width, shape, and surface quality required by customer specifications. We sell steel on a direct basis, whereby we are exposed to the risk and rewards of ownership of the material while in our possession. Additionally, we toll process steel under a fee for service arrangement whereby we process customer-owned material. Our manufacturing facilities further benefit from the flexibility to scale between direct and tolling services based on demand dynamics throughout the year.

Basis of Presentation

Throughout the periods covered by the combined financial statements, we operated as a business of Parent. Our combined financial statements are prepared on a carve-out basis using the consolidated financial statements and accounting records of Parent in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Our combined financial statements include the historical operations that comprise our business and reflect significant assumptions and allocations as well as certain assets and liabilities that have historically been held at Parent’s corporate level but are specifically identifiable or otherwise attributable to us. The carve-out financial statements may not include all expenses that would have been incurred had we existed as a separate, stand-alone entity during the periods presented.

The combined financial statements include the accounts of Worthington Steel and its consolidated subsidiaries. Investments in unconsolidated affiliates are accounted for using the equity method. Material intercompany accounts and transactions are eliminated.

We own controlling interests in the following three joint ventures: Spartan Steel Coating, L.L.C. (“Spartan”) (52%), TWB Company, L.L.C. (“TWB”) (55%), Worthington Samuel Coil Processing, L.L.C. (“WSCP”) (63%), and Worthington Specialty Processing (“WSP”) (51%). WSP became a non-operating joint venture on October 31, 2022, when its remaining net assets were sold. These joint ventures are consolidated with the equity owned by the other joint venture members shown as noncontrolling interests in our combined balance sheets, and their portions of net earnings and other comprehensive income (loss) (“OCI”) shown as net earnings or comprehensive income attributable to noncontrolling interests in our combined statements of earnings and comprehensive income, respectively. The investment in our unconsolidated affiliate is accounted for using the equity method. See further discussion of our unconsolidated affiliate in “Note C – Investment in Unconsolidated Affiliate.”

Our operations are managed principally on a products and services basis under a single group organizational structure. After the Separation, the financial information reviewed by the Company’s Chief Operating Decision Maker (“CODM”) for the purpose of assessing performance and allocating resources will be presented as a single component, or operating segment, and comprises all of the Company’s operations. The Company’s CODM will be its Chief Executive Officer (“CEO”).

The income tax provision in the carve-out statement of earnings has been calculated as if we were operating on a stand-alone basis and filed separate tax returns in the jurisdictions in which we operate. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of our actual tax balances prior to or subsequent to the carve-out.

Transactions and accounts which have occurred within the Company have been eliminated, based on historical intracompany activity. Parent’s net investment in these operations, including intercompany transactions between Parent and us, are reflected as Net Worthington Enterprises, Inc. investment on the accompanying combined financial statements. Certain situations require management to make estimates based on judgments and assumptions, which may affect the reported amounts of assets and respective disclosures at the date of the financial statements. Management’s judgments and assumptions may also affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates made by management.

Our combined financial statements include certain costs of doing business incurred by Parent at the corporate level. These costs are for (1) certain corporate support functions provided on a centralized basis, including information technology, human resources, finance, and corporate operations, amongst others, (2) profit sharing and bonuses, and (3) respective surpluses and shortfalls of various planned insurance expenses. These costs are included in the combined statements of earnings, primarily within selling, general and administrative expense (“SG&A”). These expenses have been allocated to us on the basis of direct usage when identifiable, with the remaining allocated using related drivers associated with the nature of the business, such as, headcount or profitability, considering the characteristics of each respective cost. Management believes the assumptions regarding the allocation of Parent’s general corporate expenses are reasonable.

All other third party-debt and related interest expense not directly attributable to the Company have been excluded from the combined financial statements because we are not the legal obligor of the debt and the borrowings are not specifically identifiable to us. Additionally, as described in “Note P – Related Party Transactions”, debt and related interest expense between Parent and TWB has been attributed to the us, as we are both the legal obligor and directly benefited from the borrowings.

Additionally, Parent incurred Separation Costs that have been directly attributed to us to the extent incurred to our direct benefit and are presented separately in our combined statements of earnings.

Our combined financial statements may not include all of the actual expenses that would have been incurred and may not reflect our combined results of earnings, balance sheet, and cash flows had we operated as a standalone company during the periods presented. Management considers these cost allocations to be reasonably reflective of our utilization of Parent’s corporate support services. Actual costs that would have been incurred if we had been a stand-alone company may have been different than these estimates during the periods presented.

Parent utilizes a centralized cash management program to manage cash for the majority of its entities. For entities that are enrolled in the program, all cash is swept into a cash pool. Accordingly, the cash and cash equivalents held by Parent at the corporate level were not attributed to us for any of the periods presented. Our foreign operations do not participate in the centralized cash management program. These cash amounts are specifically attributable to Worthington Steel and therefore are reflected in the accompanying combined balance sheets. Transfers of cash, both to and from Parent’s centralized cash management program, are reflected as a component of Net Worthington Enterprises, Inc. investment on the accompanying combined balance sheets and as a financing activity on the accompanying combined statements of cash flows.

We sell our products and services to a diverse customer base and a broad range of end markets. The automotive industry is the largest end market for us and our unconsolidated joint venture, Serviacero Planos, S. de R.L. de C.V. (“Serviacero Worthington”), with sales representing 52% of our combined net sales for both the three months ended November 30, 2023 and November 30, 2022, and 53% and 48% of our combined net sales for the six months ended November 30, 2023 and November 30, 2022, respectively. Sales to one automotive customer represented 14.9% and 16.6% of our combined net sales for the three months ended November 30, 2023 and November 30, 2022, respectively, and 15.8% and 15.5% for the six months ended November 30, 2023 and November 30, 2022, respectively.

These unaudited combined financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature except those which have been disclosed elsewhere in this Form 10-Q, necessary for a fair presentation of the combined financial statements for these interim periods, have been included. Operating results for the second quarter of fiscal 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2024 (“fiscal 2024”). For further information, refer to the combined financial statements and notes thereto included in the Form 10.

The preparation of combined financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the combined financial statements and accompanying notes. Actual results could differ materially from those estimates.

Note B – Revenue Recognition

The following table summarizes net sales by product class for the periods presented:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(In millions)	2023	2022	2023	2022
Product Class
Direct	$769.8	$833.1	$1,639.3	$1,870.5
Toll	38.2	35.3	74.5	72.5
Total	$808.0	$868.4	$1,713.8	$1,943.0

The following table summarizes revenue that has been recognized over time for the periods presented:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(In millions)	2023	2022	2023	2022
Steel Processing - toll	$38.2	$35.3	$74.5	$72.5

The following table summarizes the unbilled receivables at the dates indicated:

		November 30,	May 31,
(In millions)	Balance Sheet Classification	2023(1)	2023(1)
Unbilled receivables	Receivables	$4.1	$3.7

(1)
There were no contract assets at either of the dates indicated above.

Note C – Investment in Unconsolidated Affiliate

We own a noncontrolling interest (50%) in one unconsolidated joint venture: Serviacero Worthington. We account for our investment in Serviacero Worthington using the equity method of accounting. Serviacero Worthington provides steel processing services, such as pickling, blanking, slitting, multi-blanking and cutting-to-length, to customers in a variety of industries including automotive, appliance and heavy equipment.

We did not receive any distributions from Serviacero Worthington during the six months ended November 30, 2023 or the six months ended November 30, 2022.

The following tables summarize the combined financial information of Serviacero Worthington as of the dates, and for the periods, presented:

	November 30,	May 31,
(In millions)	2023	2023
Cash and cash equivalents	$2.9	$12.2
Other current assets	283.8	238.2
Noncurrent assets	57.2	58.9
Total assets	$343.9	$309.3

Current liabilities	85.1	70.8
Other noncurrent liabilities	5.3	5.4
Equity	253.5	233.1
Total liabilities and equity	$343.9	$309.3

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(In millions)	2023	2022	2023	2022
Net sales	$163.4	$157.4	$315.3	$320.0
Gross margin	18.6	6.9	39.9	16.0
Operating income	15.2	4.1	33.1	10.5
Depreciation and amortization	1.1	1.1	2.1	2.2
Interest expense	—	0.1	—	0.1
Income tax expense	6.3	0.8	7.0	2.6
Net earnings	7.6	3.8	25.5	7.4

Note D – Impairment of Long-Lived Assets

During the first quarter of fiscal 2023, we committed to plans to liquidate certain fixed assets at our WSCP joint venture’s toll processing facility in Cleveland, Ohio. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair market value less costs to sell resulting in a pre-tax impairment charge of $0.3 million.

No impairment charges were recorded during the second quarter of fiscal 2023.

During the first quarter of fiscal 2024, we lowered our estimate of fair value less costs to sell to reflect the expected scrap value of the toll processing equipment, $0.2 million, resulting in a pre-tax impairment charge of $1.4 million.

No impairment charges were recorded during the second quarter of fiscal 2024.

Note E – Restructuring and Other Income, Net

We consider restructuring activities to be programs whereby we fundamentally change our operations, such as divestitures, closing or consolidating facilities, employee severance (including rationalizing headcount or other significant changes in personnel), and realignment of existing operations (including changes to management structure in response to underlying performance and/or changing market conditions).

Restructuring and other income, net in the second quarter of fiscal 2023 of $4.3 million resulted primarily from the sale of the remaining net assets of WSP on October 31, 2022. The sale resulted in net cash proceeds of $20.8 million which resulted in a pre-tax gain of $3.9 million.

There were no liabilities associated with our restructuring activities at November 30, 2023.

Note F – Contingent Liabilities and Commitments

Legal Proceedings

We are defendants in certain legal actions. In the opinion of management, the outcome of these actions, which is not clearly determinable at the present time, would not significantly affect our combined financial position or future results of operations. We are involved in various judicial and administrative proceedings, as both plaintiff and defendant, arising in the ordinary course of business. We do not believe that any such proceedings will have a material adverse effect on our business, financial position, results of operation or cash flows.

Note G – Guarantees

We do not have guarantees that we believe are reasonably likely to have a material current or future effect on our combined financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

At November 30, 2023, we had in place an outstanding stand-by letter of credit in the amount of $1.2 million issued to third-party service providers. The fair value of this guarantee instrument, based on premiums paid, was not material and no amounts were drawn against it at November 30, 2023.

Note H – Debt

The following table summarizes our debt outstanding at November 30, 2023 and May 31, 2023:

	November 30,	May 31,
(In millions)	2023	2023
Short-term borrowings and current maturities
Revolving credit facility	$175.0	$-
Current maturities of Term Loan Facility with Worthington Enterprises, Inc.	20.0	20.0
Other	-	2.8
Total short-term borrowings	195.0	22.8
Total long-term borrowings	-	-
Total	$195.0	$22.8

Maturities of long-term debt and short-term borrowings in the current fiscal year and next four fiscal years thereafter, are as follows:

(In millions)
2024	$195.0
2025	-
2026	-
2027	-
2028	-
Thereafter	-
Total	$195.0

Revolving Credit Facility

On November 30, 2023, we entered into a multi-year senior secured revolving credit facility (the “Credit Facility”) scheduled to mature on November 30, 2028, with a group of lenders. The Credit Facility allows for borrowings of up to $550.0 million, to the extent secured by eligible accounts receivable and inventory balances at period end, which consist primarily of U.S. Dollar denominated account balances. Amounts drawn under the Credit Facility will have maturities of up to one year and will accrue interest at rates equal to an applicable margin over the SOFR Rate. We incurred approximately $2.7 million of issuance costs, of which $2.5 million will be amortized to interest expense over the expected five-year term and are reflected in other assets. As of November 30, 2023, $175.0 million was outstanding under the Credit Facility, of which $150.0 million was paid to Worthington Enterprises, Inc. on December 1, 2023, in connection with the Separation. As of November 30, 2023, the interest rate on the Credit Facility was 6.95%.

Term Loan Facility with Worthington Enterprises, Inc.

On June 8, 2021, TWB entered into a $50.0 million term loan agreement (the “TWB Term Loan”) with a subsidiary of Parent that matures in annual installments through May 31, 2024. This note accrues interest at a rate of 5.0% per annum and had a balance of $20.0 million at November 30, 2023 and May 31, 2023, which is classified separately within current liabilities in our combined balance sheet. The borrowings are the legal obligation of TWB and require settlement, in cash, in accordance with the loan agreement. As such, the debt and related interest have been attributed to us in the combined financial statements. The proceeds were used by TWB to finance the Shiloh U.S BlankLight® purchase price.

The Parent’s note receivable associated with the TWB Term Loan was contributed to us in connection with the Separation on December 1, 2023.

Other - Tempel China

Tempel's subsidiary in China (“Tempel China”) had short-term loan facilities, which were used to finance steel purchases, and were collateralized by Tempel China property and equipment. Borrowings outstanding under the facility totaled $2.8 million at May 31, 2023. These loans were paid off in June 2023, which resulted in a balance of $0 at November 30, 2023.

Accounts Receivable Securitization

On June 29, 2023, we terminated our revolving trade accounts receivable securitization facility (the “AR Facility”) because it was no longer needed. No early termination or other similar fees or penalties were paid in connection with the termination of the AR Facility.

Note I – Other Comprehensive Income (Loss)

The following table summarizes the tax effects on each component of OCI for the periods presented:

	Three Months Ended
	November 30, 2023			November 30, 2022
(In millions)	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
Foreign currency translation	$0.5	$-	$0.5	$(2.6)	$-	$(2.6)
Cash flow hedges	13.8	(3.2)	10.6	(1.2)	0.3	(0.9)
Other comprehensive income (loss)	$14.3	$(3.2)	$11.1	$(3.8)	$0.3	$(3.5)

	Six Months Ended
	November 30, 2023			November 30, 2022
(In millions)	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
Foreign currency translation	$(0.3)	$-	$(0.3)	$(6.0)	$-	$(6.0)
Cash flow hedges	4.2	(1.0)	3.2	(14.1)	3.3	(10.8)
Other comprehensive income (loss)	$3.9	$(1.0)	$2.9	$(20.1)	$3.3	$(16.8)

Note J – Changes in Equity

The following tables summarize the changes in equity by component and in total for the periods presented:

	Controlling Interest
	Net	Accumulated
	Worthington	Other
	Enterprises,	Comprehensive		Non-
	Inc.	Income (Loss),		controlling
(In millions)	Investment	Net of Tax	Total	Interests	Total
Balance at May 31, 2023	$1,031.1	$(2.1)	$1,029.0	$125.6	$1,154.6
Net earnings	58.5	-	58.5	3.6	62.1
Other comprehensive loss	-	(8.2)	(8.2)	-	(8.2)
Transfers from Worthington Enterprises, Inc., net	40.8	-	40.8	-	40.8
Dividends to noncontrolling interests	-	-	-	(1.9)	(1.9)
Balance at August 31, 2023	$1,130.4	$(10.3)	$1,120.1	$127.3	$1,247.4
Net earnings (loss)	(6.0)	-	(6.0)	3.9	(2.1)
Other comprehensive income	-	11.1	11.1	-	11.1
Transfers from Worthington Enterprises, Inc., net	(84.9)	-	(84.9)	-	(84.9)
Dividends to noncontrolling interests	-	-	-	-	-
Balance at November 30, 2023	$1,039.5	$0.8	$1,040.3	$131.2	$1,171.5

	Controlling Interest
	Net	Accumulated
	Worthington	Other
	Enterprises,	Comprehensive		Non-
	Inc.	Income (Loss),		controlling
(In millions)	Investment	Net of Tax	Total	Interests	Total
Balance at May 31, 2022	$1,131.3	$1.8	$1,133.1	$133.2	$1,266.3
Net earnings	30.1	-	30.1	1.2	31.3
Other comprehensive loss	-	(13.3)	(13.3)	-	(13.3)
Transfers from Worthington Enterprises, Inc., net	38.9	-	38.9	-	38.9
Dividends to noncontrolling interests	-	-	-	-	-
Balance at August 31, 2022	$1,200.3	$(11.5)	$1,188.8	$134.4	$1,323.2
Net earnings (loss)	(15.8)	-	(15.8)	3.3	(12.5)
Other comprehensive loss	-	(3.5)	(3.5)	-	(3.5)
Transfers from Worthington Enterprises, Inc., net	(72.2)	-	(72.2)	-	(72.2)
Dividends to noncontrolling interests	-	-	-	(11.8)	(11.8)
Balance at November 30, 2022	$1,112.3	$(15.0)	$1,097.3	$125.9	$1,223.2

The following table summarizes the changes in accumulated other comprehensive income ("AOCI") for the periods presented:

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
(In millions)	Translation	Adjustment	Hedges	Income (Loss)
Balance at May 31, 2023	$(10.6)	$6.0	$2.5	$(2.1)
Other comprehensive income (loss) before reclassifications	(0.3)	-	11.4	11.1
Reclassification adjustments to net earnings (a)	-	-	(7.2)	(7.2)
Income tax effect	-	-	(1.0)	(1.0)
Balance at November 30, 2023	$(10.9)	$6.0	$5.7	$0.8

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
(In millions)	Translation	Adjustment	Hedges	Income (Loss)
Balance at May 31, 2022	$(3.8)	$6.6	$(1.0)	$1.8
Other comprehensive loss before reclassifications	(6.0)	-	(21.2)	(27.2)
Reclassification adjustments to net earnings (a)	-	-	7.1	7.1
Income tax effect	-	-	3.3	3.3
Balance at November 30, 2022	$(9.8)	$6.6	$(11.8)	$(15.0)

The combined statement of earnings classification of amounts reclassified to net income include:

(a)
Cash flow hedges – See the disclosure in “Note N – Derivative Financial Instruments and Hedging Activities.”

Note K – Income Taxes

Our effective income tax rate was 29.9% and 25.9% for the three months ended November 30, 2023 and November 30, 2022, respectively, and 21.6% and 24.9% for the six months ended November 30, 2023 and November 30, 2022, respectively. The effective tax rates differed from the statutory rate primarily due to non-deductible expenses in foreign jurisdictions and executive compensation, and discrete items related to equity compensation.

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items and excludes any impact from the inclusion of net earnings attributable to noncontrolling interests in our combined statements of earnings. Net earnings attributable to noncontrolling interests are a result of our consolidated joint ventures. The net earnings attributable to the noncontrolling interests in the U.S. operations of our consolidated joint ventures and do not generate tax expense to us since the investors are taxed directly based on the earnings attributable to the investors. The tax expense of TWB’s wholly-owned foreign corporations is reported in our combined income tax expense. Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. Our actual effective income tax rate for fiscal 2024 could be materially different from the forecasted rate as of November 30, 2023.

Note L – Earnings (Loss) per Share

Earnings (loss) per common share was calculated based on the 49.3 million common shares of the Company's common stock distributed to the Worthington Enterprises, Inc.'s shareholders on December 1, 2023. The same number of common shares is being utilized for the calculation of basic and diluted earnings per common share for all periods presented prior to the Separation.

The following table sets forth the computation of basic and diluted earnings per common share attributable to controlling interest for the periods presented:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(In millions, except per common share amounts)	2023	2022	2023	2022
Numerator (basic & diluted):
Net earnings (loss) attributable to controlling interest -
income (loss) available to common shareholders	$(6.0)	$(15.8)	$52.5	$14.4
Denominator:
Denominator for basic earnings (loss) per common share attributable to
controlling interest – weighted average common shares	49.3	49.3	49.3	49.3
Effect of dilutive securities	-	-	-	-
Denominator for diluted earnings (loss) per common share attributable to
controlling interest – adjusted weighted average common shares	49.3	49.3	49.3	49.3

Basic earnings (loss) per common share attributable to controlling interest	$(0.12)	$(0.32)	$1.07	$0.29
Diluted earnings (loss) per common share attributable to controlling interest	$(0.12)	$(0.32)	$1.07	$0.29

Note M – Acquisitions

Voestalpine Automotive Components Nagold GmbH & Co. KG

On November 16, 2023, we acquired Voestalpine Automotive Components Nagold GmbH & Co. KG (“Voestalpine”), a facility in Nagold, Germany for net cash consideration of $21.0 million and the assumption of a $0.9 million pension liability. Voestalpine produces automotive and electrical steel lamination stampings in Europe. The total purchase consideration was allocated primarily to tangible assets, consisting of $12.3 million of property, plant and equipment and $9.0 million of net working capital, with $0.6 million recognized as goodwill.

The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired. The purchase price allocation is subject to further adjustment until we fully evaluate all pertinent information regarding the assets acquired.

The purchase price includes the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value. The purchase price also includes strategic benefits specific to us, which resulted in a purchase price in excess of the fair value of the identifiable net assets. The goodwill resulting from the acquisition will be deductible for income tax purposes.

The results of operations of Voestalpine have been included in our combined statements of earnings since the date of acquisition. Proforma results, including the acquired business since the beginning of fiscal 2023, would not be materially different from the reported results.

Note N – Derivative Financial Instruments and Hedging Activities

We utilize derivative financial instruments to primarily manage exposure to certain risks related to our ongoing operations. The primary risks managed through the use of derivative financial instruments include foreign currency exchange rate risk and commodity price risk. While certain of our derivative financial instruments are designated as hedging instruments, we also enter into derivative financial instruments that are designed to hedge a risk, but are not designated as hedging instruments and, therefore, do not qualify for hedge accounting. These derivative financial instruments are adjusted to current fair value through earnings at the end of each period.

Commodity Price Risk Management – We are exposed to changes in the price of certain commodities, including steel, zinc and other raw materials, and our utility requirements. Our objective is to reduce earnings and cash flow volatility associated with forecasted purchases and sales of these commodities to allow management to focus its attention on business operations. Accordingly, we enter into derivative financial instruments to manage the associated price risk.

We are exposed to counterparty credit risk on all of our derivative financial instruments. Accordingly, we have established and maintain strict counterparty credit guidelines. We have credit support agreements in place with certain counterparties to limit our credit exposure. These agreements require either party to post cash collateral if its cumulative market position exceeds a predefined liability threshold. Amounts posted to the margin accounts accrue interest at market rates and are required to be refunded in the period in which the cumulative market position falls below the required threshold. We do not have significant exposure to any one counterparty, and management believes the overall risk of loss is remote and, in any event, would not be material.

Refer to “Note O – Fair Value” for additional information regarding the accounting treatment for our derivative financial instruments, as well as how fair value is determined.

The following table summarizes the fair value of our derivative financial instruments and the respective lines in which they were recorded in the combined balance sheet at November 30, 2023:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(In millions)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$11.4	Accounts payable	$2.8
	Other assets	-	Other liabilities	-
Total		$11.4		$2.8

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$1.9	Accounts payable	$1.7
	Other assets	-	Other liabilities	-
Total		$1.9		$1.7

Total derivative financial instruments		$13.3		$4.5

The amounts in the table above reflect the fair value of our derivative financial instruments on a net basis where allowable under master netting arrangements. Had these amounts been recognized on a gross basis, the impact would have been a $3.0 million increase in receivables with a corresponding increase in accounts payable.

The following table summarizes the fair value of our derivative financial instruments and the respective lines in which they were recorded in the combined balance sheet at May 31, 2023:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(In millions)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$-	Accounts payable	$2.7
	Other assets	0.1	Other liabilities	0.1
Total		$0.1		$2.8

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$2.2	Accounts payable	$7.0
	Other assets	-	Other liabilities	-
Total		$2.2		$7.0

Total derivative financial instruments		$2.3		$9.8

The amounts in the table above reflect the fair value of our derivative financial instruments on a net basis where allowable under master netting arrangements. Had these amounts been recognized on a gross basis, the impact would have been a $7.3 million increase in receivables with a corresponding increase in accounts payable.

Cash Flow Hedges

We enter into derivative financial instruments to hedge our exposure to changes in cash flows attributable to commodity price fluctuations associated with certain forecasted transactions. These derivative financial instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on each of these derivative financial instruments is reported as a component of OCI and reclassified into earnings in the same line associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative financial instrument is recognized in earnings immediately.

The following table summarizes our cash flow hedges outstanding at November 30, 2023:

	Notional
(In millions)	Amount	Maturity Date
Commodity contracts	$45.4	December 2023 - October 2024

The following table summarizes our cash flow hedges outstanding at May 31, 2023:

	Notional
(In millions)	Amount	Maturity Date
Commodity contracts	$53.0	June 2023 - September 2024

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into net earnings for derivative financial instruments designated as cash flow hedges for the periods presented:

(In millions)	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Net Earnings	Gain (Loss) Reclassified from AOCI into Net Earnings
For the three months ended November 30, 2023:
Commodity contracts	$13.0	Cost of goods sold	$(0.8)
Total	$13.0		$(0.8)

For the three months ended November 30, 2022:
Commodity contracts	$(9.9)	Cost of goods sold	$(8.7)
Total	$(9.9)		$(8.7)

For the six months ended November 30, 2023:
Commodity contracts	$11.4	Cost of goods sold	$7.2
Total	$11.4		$7.2

For the six months ended November 30, 2022:
Commodity contracts	$(21.2)	Cost of goods sold	$(7.1)
Total	$(21.2)		$(7.1)

The estimated net amount of the gain recognized in AOCI at November 30, 2023 expected to be reclassified into net earnings within the succeeding 12 months is $5.7 million (net of tax of $1.7 million). This amount was computed using the fair value of the cash flow hedges at November 30, 2023, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2024 and May 31, 2025.

Economic (Non-designated) Hedges

We enter into foreign currency exchange contracts to manage our foreign currency exchange rate exposure related to inter-company and financing transactions that do not meet the requirements for hedge accounting treatment. We also enter into certain commodity contracts that do not qualify for hedge accounting treatment. Accordingly, these derivative financial instruments are adjusted to current market value at the end of each period through gain (loss) recognized in earnings.

The following table summarizes our economic (non-designated) derivative financial instruments outstanding at November 30, 2023:

	Notional
(In millions)	Amount	Maturity Date(s)
Commodity contracts	$13.2	December 2023 - December 2024

The following table summarizes our economic (non-designated) derivative financial instruments outstanding at May 31, 2023:

	Notional
(In millions)	Amount	Maturity Date(s)
Commodity contracts	$2.4	June 2023 - December 2024

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments for the periods presented:

		Gain Recognized
		In Earnings for the
	Location of Gain	Three Months Ended November 30,
(In millions)	Recognized in Earnings	2023	2022
Commodity contracts	Cost of goods sold	$0.3	$0.2
Total		$0.3	$0.2

		Gain (Loss) Recognized
		in Earnings for the
	Location of Gain (Loss)	Six Months Ended November 30,
(In millions)	Recognized in Earnings	2023	2022
Commodity contracts	Cost of goods sold	$0.8	$(3.8)
Total		$0.8	$(3.8)

Note O – Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is an exit price concept that assumes an orderly transaction between willing market participants and is required to be based on assumptions that market participants would use in pricing an asset or a liability. Current accounting guidance establishes a three-tier fair value hierarchy as a basis for considering such assumptions and for classifying the inputs used in the valuation methodologies. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair values are as follows:

Level 1 – Observable prices in active markets for identical assets and liabilities.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the assets and liabilities, either directly or indirectly.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

At November 30, 2023, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative financial instruments (1)	$-	$13.3	$-	$13.3
Total assets	$-	$13.3	$-	$13.3

Liabilities
Derivative financial instruments (1)	$-	$4.5	$-	$4.5
Total liabilities	$-	$4.5	$-	$4.5

(1)
The fair value of our derivative financial instruments is based on the present value of the expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Market observable, Level 2 inputs are used to determine the present value of the expected future cash flows. Refer to “Note N – Derivative Financial Instruments and Hedging Activities” for additional information regarding our use of derivative financial instruments.

At May 31, 2023, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative financial instruments (1)	$-	$2.3	$-	$2.3
Total assets	$-	$2.3	$-	$2.3

Liabilities
Derivative financial instruments (1)	$-	$9.8	$-	$9.8
Total liabilities	$-	$9.8	$-	$9.8

(1)
The fair value of our derivative financial instruments is based on the present value of the expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Market observable, Level 2 inputs are used to determine the present value of the expected future cash flows. Refer to “Note N – Derivative Financial Instruments and Hedging Activities” for additional information regarding our use of derivative financial instruments.

Non-Recurring Fair Value Measurements

At November 30, 2023, there were no assets measured at fair value on a non-recurring basis on our combined balance sheet.

At May 31, 2023, our assets measured at fair value on a non-recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Long-lived assets held for sale (1)	$-	$2.6	$-	$2.6
Total assets	$-	$2.6	$-	$2.6

(1)
Comprised of the following: (a) idled equipment at the manufacturing facility in Taylor, Michigan; and (b) the net assets of our former WSCP toll processing facility in Cleveland, Ohio.

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, accounts payable, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature. Market pricing for our long-term debt with Worthington Enterprises, Inc. is not available; however, based on the stated interest rate and tenor as well as the market movements since issuance, we do not believe fair value would be materially different from the carrying value of the TWB Term Loan (including current maturities), which was $20.0 million at November 30, 2023 and May 31, 2023. The remaining carrying value of debt was $175.0 million at November 30, 2023, and relates to the Credit Facility, which due to its short-term nature, approximates fair value. The Credit Facility was entered into as of November 30, 2023, therefore there were no borrowings under the Credit Facility at May 31, 2023.

Note P – Related Party Transactions

Historically, we were been managed and operated in the normal course of business by Parent. Transactions through November 30, 2023 between Parent and us have been accounted for as related party transactions in the accompanying combined financial statements, as described below:

Allocation of General Corporate Costs

Certain support functions have been provided to us on a centralized basis from Parent, including information technology, human resources, finance, and corporate operations, amongst others, profit sharing and bonuses, and respective surpluses and shortfalls of various planned insurance expenses. For purposes of these combined financial statements, these corporate and other shared costs have been attributed to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of headcount or profitability, considering the characteristics of each respective cost. Management believes the assumptions regarding the allocation of Parent’s general corporate expenses are reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred and may not reflect combined results of operations, financial position and cash flows had we been a stand-alone public company during the periods presented. Substantially all of the allocated corporate costs are included in SG&A expense in the combined statements of earnings.

Our allocated expenses from Parent, which are substantially recorded in SG&A expense in the combined statements of earnings, were $19.5 million and $17.8 million for the three months ended November 30, 2023 and November 30, 2022, respectively, and $38.5 million and $32.1 million for the six months ended November 30, 2023 and November 30, 2022, respectively.

Attribution of Separation Costs

Parent incurred Separation Costs that have been directly attributed to us to the extent incurred to our direct benefit and are presented separately in our combined statements of earnings.

Sales to Parent

Net sales to Parent totaled $19.3 million and $26.4 million for the three months ended November 30, 2023 and November 30, 2022, respectively, and $43.8 million and $62.1 million for the six months ended November 30, 2023 and November 30, 2022, respectively.

Due to/from Parent

Given that cash was managed centrally, long-term intercompany financing arrangements were used to fund expansion or certain working capital needs. Excluding the TWB Term Loan disclosed in “Note H – Debt”, debt resulting from these long-term intercompany financing arrangements has been reflected in Net Worthington Enterprises, Inc. Investment within equity.

Amounts due to Parent under the TWB Term Loan totaled $20.0 million at November 30, 2023 and May 31, 2023, all of which is presented in current maturities of long-term debt due to Worthington Enterprises, Inc. in the corresponding combined balance sheet. The corresponding interest expense, which accrues at a rate of 5.0% per annum, was $0.2 million and $0.4 million in three months ended November 30, 2023 and November 30, 2022, respectively, and $0.5 million and $0.9 million in the six months ended November 30, 2023 and November 30, 2022, respectively. Refer to “Note H – Debt” for additional information.

Net Worthington Enterprises, Inc. Investment

Related party transactions between Parent and us have been included within Net Worthington Enterprises, Inc. investment in the combined balance sheets in the historical periods presented as these related party transactions were part of the centralized cash management program and were not settled in cash. Net Worthington Enterprises, Inc. investment in the combined balance sheet and combined statement of equity represents Parent’s historical investment in us, the net effect of transactions with and allocations from Parent, and our retained earnings.

Net transfers from Parent are included within Net Worthington Enterprises, Inc. investment. The reconciliation of total net transfers to and from Parent to the corresponding amount presented in the Combined Statement of Cash Flows are as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(In millions)	2023	2022	2023	2022
Total net transfers from Worthington Enterprises, Inc. per combined statements of equity	$(84.9)	$(72.2)	$(44.1)	$(33.3)
Less: depreciation expense allocated from Parent	0.6	0.7	1.2	1.3
Less: stock-based compensation	3.3	2.4	6.1	4.6
Total net transfers to Worthington Enterprises, Inc. per combined statement of cash flows	$(88.8)	$(75.3)	$(51.4)	$(39.2)

Note Q – Subsequent Events

The Separation was achieved through the Distribution on the Distribution Date. In connection with the Separation, Worthington Steel made a cash distribution to Worthington Enterprises of $150.0 million from the issuances of certain debt (see Note H – Debt). Worthington Enterprises retained no ownership interest in Worthington Steel following the Separation. Also on the Distribution Date, Worthington Steel’s common shares began trading on the NYSE under the ticker symbol “WS.”

On December 20, 2023, Worthington Steel's Board of Directors (the “Board”) declared a quarterly cash dividend of $0.16 per common share payable on March 28, 2024, to shareholders of record at the close of business on March 14, 2024.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected statements contained in this “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) constitute “forward-looking statements” as that term is used in the PSLRA. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Form 10-Q and “Part I – Item 1A. – Risk Factors” of the Form 10.

Unless otherwise indicated, all Note references contained in this MD&A refer to the Notes to Combined Financial Statements included in “Part I – Item 1. – Financial Statements” of this Form 10-Q.

Unless the context otherwise requires, references to “Worthington Steel,” “we,” “us,” “our,” and the “Company” refer to (i) Worthington Enterprises, Inc.'s ("Worthington", "Worthington Industries, Inc.", or "Parent") steel processing business prior to the previously announced separation of the Company on December 1, 2023 (the “Separation”) as a carve-out business of Worthington with related combined financial statements and (ii) Worthington Steel and its subsidiaries following the Separation with related combined financial statements.

Introduction

The following discussion and analysis of market and industry trends, business developments, and the results of our operations and financial position, should be read in conjunction with our combined financial statements and notes thereto included in “Part I – Item 1. – Financial Statements” of this Form 10-Q. The Form 10 includes additional information about our business, operations and combined financial position and should be read in conjunction with this Form 10-Q. This MD&A is designed to provide a reader with material information relevant to an assessment of our financial condition and results of operations and to allow investors to view the Company from the perspective of management.

Basis of Presentation

Worthington Steel was formed as an Ohio corporation on February 28, 2023 for the purpose of receiving, pursuant to a reorganization, all of the outstanding equity interests of the Steel Processing business of Worthington Industries. On December 1, 2023, the Separation was completed through the Distribution, which is intended to be tax-free to Worthington Industries shareholders for U.S. federal income tax purposes. Following the Distribution, Worthington Steel became an independent, publicly traded company. For additional information, see “Note A – Worthington Steel Separation, Description of Business, and Basis of Presentation” and “Note Q – Subsequent Events.”

The accompanying combined financial statements have been prepared on a stand-alone, carve-out basis using the consolidated financial statements and accounting records of Parent. The combined financial statements reflect the operations of Worthington Steel, as historically managed, in accordance with U.S. GAAP. Our combined financial statements include allocations of certain general and administrative expense related to shared corporate functions. The allocations have been determined on a reasonable basis: however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had we been an entity that operating independently of the Parent. Further, our combined financial statements may not be reflective of what our results of operations, comprehensive income, historical financial position, equity or cash flows might be in the future as a separate public company. Certain factors could impact the nature and amount of these public company costs, including finalization of our staffing and infrastructure needs. Following the Separation, pursuant to agreements with Parent, Worthington will continue to provide us some of the services related to these previously shared corporate functions on a transitional basis in exchange for agreed-upon fees, and we will incur other costs to replace the services and resources that are not provided by Worthington. As a separate public company, our total costs related to such support functions may differ from the costs that were historically allocated to us.

Anticipated additional costs are primarily for the following:

•
additional personnel costs, including salaries, benefits and potential bonuses and stock-based compensation awards for staff additions to establish certain corporate functions historically supported by Parent and not covered by the transition services agreement; and
•
corporate governance costs, including board of director compensation and expenses, audit and other professional services fees, annual report and proxy statement costs, SEC filing fees, transfer agent fees, consulting and legal fees and stock exchange listing fees.

We expect the additional separate public company costs in excess of the costs that have been historically allocated to us could range between $10 million and $15 million per year. In addition to these separate public company costs, we expect to incur certain non-recurring costs as a result of the Separation.

We have historically been dependent on Parent for all of our working capital and financing requirements and, with the exception of cash held outside of the United States, we have participated in Parent’s centralized cash management and financing arrangements. Our financing transactions are reflected within equity as Net Worthington Enterprises, Inc. investment. Accordingly, none of Parent’s cash, cash equivalents or debt has been assigned to us. Prior to its June 2023 termination, borrowings outstanding under the AR Facility and related interest expense are included in our combined financial statements as one of our subsidiaries is the legal party to the arrangement.

In contemplation of our anticipated post-separation capital structure, the AR Facility was terminated in June 2023. No early termination or other similar fees or penalties were paid in connection with the termination. As part of the Separation, we replaced the terminated AR Facility with the new Credit Facility. See “Recent Business Developments” and “Note H – Debt” for additional information.

Net Worthington Enterprises, Inc. investment, which includes retained earnings, represents Worthington’s interest in the recorded net assets of us. All significant transactions between Parent and us have been properly accounted for in the accompanying combined financial statements as related party transactions. To the extent not expected to be settled in cash, these transactions are reflected in the accompanying combined statements of equity as transfers (to) from Parent, net and in the accompanying combined balance sheets within Net Worthington Enterprises, Inc. investment.

The effects of transactions with Parent are discussed further in “Note P – Related Party Transactions.”

Business Overview

We are one of North America’s premier value-added steel processors with the ability to provide a diversified range of products and services that span a variety of end markets. We maintain market leading positions in the North American carbon flat-rolled steel and tailor welded blank industries and are one of the largest global producers of electrical steel laminations. For nearly 70 years, we have been delivering high quality steel processing capabilities across a variety of end-markets including automotive, heavy truck, agriculture, construction, and energy. With the ability to produce customized steel solutions, we aim to be the preferred value-added steel processor in the markets we serve by delivering highly technical, customer specific solutions, while also providing advanced materials support and price risk management solutions to optimize customer supply chains. Our scale and operating footprint allow us to achieve an advantaged cost structure and service platform supported by a strategic operating footprint. We serve our customers primarily by processing flat-rolled steel coils, which we source primarily from various North American steel mills, into the precise type, thickness, length, width, shape, and surface quality required by customer specifications. We can sell steel on a direct basis, whereby we are exposed to the risk and rewards of ownership of the material while in our possession. Alternatively, we toll process steel under a fee for service arrangement whereby we process customer-owned material. Our manufacturing facilities further benefit from the flexibility to scale between direct and tolling services based on demand dynamics throughout the year.

Our operations are managed principally on a products and services basis under a single group organizational structure. We own controlling interests in the following consolidated operating joint ventures: Spartan, TWB, WSCP, and WSP, through October 2022 when we completed the divestiture of the remaining net assets of the WSP joint venture. The net assets and operating results of these joint ventures are consolidated with the equity owned by the minority joint venture member shown as “Noncontrolling interests” in our combined balance sheets, and the noncontrolling interest in net earnings and OCI shown as net earnings or comprehensive income attributable to noncontrolling interests in our combined statements of earnings and combined statements of comprehensive income (loss), respectively. Our remaining joint venture, Serviacero Worthington, is unconsolidated and accounted for using the equity method.

Recent Business Developments

•
On November 16, 2023, we acquired Voestalpine Automotive Components Nagold GmbH & Co. KG, a facility in Nagold, Germany for net cash consideration of $21.0 million and the assumption of a $0.9 million pension liability. The acquisition establishes a footprint in Europe for Worthington Steel and allows us to capitalize on the growing EV and industrial motor markets in that region. See “Note M – Acquisitions” for additional information.
•
On November 30, 2023, we entered into a multi-year senior secured revolving credit facility (the “Credit Facility”) scheduled to mature on November 30, 2028, with a group of lenders. The Credit Facility allows for borrowings of up to $550.0 million, to the extent secured by eligible accounts receivable and inventory balances at period end, which consist primarily of U.S. Dollar denominated account balances. Amounts drawn under the Credit Facility will have maturities of up to one year and will accrue interest at rates equal to an applicable margin over the SOFR Rate. We incurred approximately $2.7 million of issuance costs, of which $2.5 million will be amortized to interest expense over the expected five-year term and are reflected in other assets. As of November 30, 2023, $175.0 million was outstanding under the Credit Facility, of which $150.0 million was paid to Worthington Enterprises, Inc. on December 1, 2023, in connection with the Separation. See “Note H – Debt” for additional information.
•
On December 1, 2023, Worthington Enterprises, Inc., made a pro rata distribution of 100% of the outstanding common shares of the Company to Worthington Enterprises, Inc. shareholders of record as of the close of business on November 21, 2023, in a separation that was generally intended to be tax-free to shareholders for U.S. federal income tax purposes. See “Note A – Worthington Steel Separation, Description of Business, and Basis of Presentation” for additional information.
•
On December 1, 2023, the previously announced separation of the Company from Worthington Enterprises, Inc. (formerly known as Worthington Industries, Inc.) was completed, and the Company’s common shares began trading on the New York Stock Exchange under the ticker symbol “WS.” See “Note A – Worthington Steel Separation, Description of Business, and Basis of Presentation” for additional information.

Trends and Factors Impacting our Performance

The steel processing industry is fragmented and highly competitive. Given the broad base of products and services offered, specific competitors vary based on the target industry, product type, service type, size of program and geography. Competition is primarily on the basis of price, product quality and the ability to meet delivery requirements. Our processed steel products are priced competitively, primarily based on market factors, including, among other things, market pricing, the cost and availability of raw materials, transportation and shipping costs, and overall economic conditions in the U.S. and abroad.

General Economic and Market Conditions

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of net sales by end market for the three months and six months ended November 30, 2023 and November 30, 2022 is illustrated below:

	Three months ended		Six months ended
	November 30,		November 30,
	2023	2022	2023	2022
Automotive	52%	52%	53%	48%
Construction	13%	10%	12%	14%
Agriculture	4%	6%	4%	7%
Heavy Trucks	4%	5%	5%	5%
Machine & Equipment	8%	11%	8%	10%
Other	19%	16%	18%	16%
Total	100%	100%	100%	100%

The automotive industry is one of the largest consumers of flat-rolled steel in North America, and thus the largest end market for us and our unconsolidated joint venture, Serviacero Worthington. North American vehicle production, primarily by Ford, General Motors and Stellantis North America (the “Detroit Three automakers”), is a leading indicator of automotive demand. While North American vehicle production was up in the second quarter of fiscal 2024, Detroit Three automakers vehicle production was down primarily due to the UAW strike, which began in mid-September and was not completely settled until early November.

Our remaining net sales are to other markets such as agricultural, appliance, construction, container, energy, heavy-truck, HVAC, and industrial electric motor, generator, and transformer. Given the many different products that make up our net sales and the wide variety of end markets we service, it is very difficult to isolate the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. gross domestic product growth is a reasonable macroeconomic indicator for analyzing the demand of our end markets. A combination of rising interest rates and general economic uncertainty has affected demand in these end markets.

Inflation and government deficits and debt remain at high levels. Although inflationary pressures abated somewhat during the second quarter of fiscal 2024, as compared to the levels experienced throughout fiscal 2022 and fiscal 2023, they continue to negatively impact our business in the form of higher input and conversion costs as well as higher overall SG&A expense. The U.S. Federal Reserve has pushed interest rates to the highest level in more than 15 years in an attempt to slow growth and reduce inflation. High interest rates has had and could continue to have a negative impact on the economy and various end markets that we serve, as well as overall domestic steel demand.

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended			Six Months Ended
	November 30,			November 30,
	2023	2022 (1)	Inc/ (Dec)	2023	2022 (1)	Inc/ (Dec)
U.S. GDP (% growth year-over-year)	2.8%	1.8%	1.0%	2.5%	1.8%	0.7%
Hot-Rolled Steel ($ per ton) (2)	$747	$742	$5	$813	$860	$(47)
Detroit Three Auto Build (000's vehicles) (3)	1,558	1,742	(184)	3,328	3,471	(143)
No. America Auto Build (000's vehicles) (3)	3,914	3,737	177	7,890	7,375	515
Zinc ($ per pound) (4)	$1.14	$1.36	$(0.22)	$1.11	$1.46	$(0.35)
Natural Gas ($ per mcf) (5)	$2.96	$6.77	$(3.81)	$2.77	$7.32	$(4.55)
On-Highway Diesel Fuel Prices ($ per gallon) (6)	$4.44	$5.15	$(0.71)	$4.23	$5.29	$(1.06)

(1)
2022 figures are based on revised actuals
(2)
CRU Hot-Rolled Index: period average
(3)
IHS Global (S&P)
(4)
LME Zinc; period average
(5)
NYMEX Henry Hub Natural Gas; period average
(6)
Energy Information Administration; period average

Sales to one automotive customer represented 14.9% and 16.6% of our combined net sales during the second quarter of fiscal 2024 and 2023, respectively. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers.

Sales for most of our products are generally strongest in our fiscal fourth quarter when our facilities operate at seasonal peaks. Historically, sales have been weaker in our fiscal third quarter, primarily due to reduced seasonal activity in the building and construction industry, as well as customer plant shutdowns due to holidays, particularly in the automotive industry. We do not believe backlog is a significant indicator of our business.

Impact of Raw Material Prices

Our principal raw material is flat-rolled steel, including electrical steel, which we purchase in coils from integrated steel mills and mini-mills. The steel industry as a whole has been cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. This volatility can significantly affect our steel costs. In an environment of increasing prices for steel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers. To the extent we are unable to pass on to our customers future price increases in raw materials, our financial results could be adversely affected. Also, if steel prices decrease, in general, competitive conditions may impact how quickly we must reduce our prices to our customers, and we could be forced to use higher-priced raw materials to complete orders for which the selling prices have decreased. Declining steel prices could also require us to write-down the value of our inventories to reflect current market pricing. Further, the number of suppliers has decreased in recent years due to industry consolidation and the financial difficulties of certain suppliers, and consolidation may continue. Accordingly, if delivery from a major steel supplier is disrupted, it may be more difficult to obtain an alternative supply than in the past.

The market price of our products is closely related to the price of Hot Rolled Coil (HRC). The price of benchmark HRC is primarily affected by the demand for steel and the cost of raw materials. Steel prices declined throughout most of fiscal 2023 before increasing significantly in the fourth quarter of fiscal 2023 on production cuts at major steel mills and the replenishment of inventories in major end markets, then decreased again in the first and second quarters of fiscal 2024. The decline in steel prices in fiscal 2024 resulted in estimated inventory holding losses of $19.3 million during the six months ended November 30, 2023.

To manage our exposure to market risk, we attempt to negotiate the best prices for steel and to competitively price products and services to reflect the fluctuations in market prices. Derivative financial instruments have been used to manage a portion of our exposure to fluctuations in the cost of certain steel. These contracts covered periods commensurate with known or expected exposures throughout the periods presented. The derivative financial instruments were executed with highly rated financial institutions.

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2024 (first and second quarter), fiscal 2023, and fiscal 2022:

	Fiscal Year
(Dollars per ton) (1)	2024	2023	2022
1st Quarter	$879	$978	$1,762
2nd Quarter	$747	$742	$1,888
3rd Quarter	N/A	$720	$1,421
4th Quarter	N/A	$1,116	$1,280
Annual Avg.	$813	$889	$1,588

(1)
CRU Hot-Rolled Index, period average

No matter how efficient, our operations, which use steel as a raw material, create some amount of scrap. The expected price of scrap compared to the price of the steel raw material is factored into pricing. Generally, as the price of steel increases, the price of scrap increases by a similar amount. When increases in scrap prices do not keep pace with the increases in the price of the steel raw material, it can have a negative impact on our margins.

Results of Operations

Second Quarter – Fiscal 2024 Compared to Fiscal 2023

The following table presents a review of results for the three months ended November 30, 2023 and November 30, 2022.

	Three Months Ended
	November 30,
(In millions, except volume and per common share amounts)	2023	2022	Increase/ (Decrease)
Volume (Tons)	968,595	952,888	15,707
Net sales	$808.0	$868.4	$(60.4)
Operating income (loss)	(8.8)	(19.9)	11.1
Equity income	3.8	1.9	1.9
Net earnings (loss) attributable to controlling interest	(6.0)	(15.8)	9.8
Earnings (loss) per diluted common share attributable to controlling interest (1)	$(0.12)	$(0.32)	$0.20

(1)
On December 1, 2023, there were approximately 49.3 million shares of Worthington Steel common stock outstanding following the Distribution. The computation of basic and diluted earnings per common share for all periods through November 30, 2023 was calculated using this same number of common shares outstanding since no Worthington Steel equity awards were outstanding as of the Distribution Date and is net of Net earnings attributable to noncontrolling interest which is fully associated with continuing operations.

Net sales totaled $808.0 million in the second quarter of fiscal 2024, down $60.4 million, compared to the second quarter of fiscal 2023, primarily due to lower average selling prices, partially offset by higher direct volumes. The mix of direct versus toll tons processed was 56% to 44% in the second quarter of fiscal 2024, compared to 55% to 45% in the prior year quarter. Excluding the impact of the prior year divestiture of the remaining WSP toll processing facility in Jackson, Michigan, toll volumes were up 6%.

Gross Margin

	Three Months Ended
	November 30,
		% of		% of	Increase/
(In millions)	2023	Net sales	2022	Net sales	(Decrease)
Gross Margin	$60.2	7.5%	$34.5	4.0%	$25.7

Gross margin increased $25.7 million over the prior year quarter to $60.2 million, due primarily to favorable direct spreads, including an $18.3 million favorable change from $53.1 million in estimated inventory holding losses in the second quarter of fiscal 2023 compared to estimated holding losses of $34.8 million in the second quarter of fiscal 2024.

Selling, General and Administrative Expense

	Three Months Ended
	November 30,
		% of		% of	Increase/
(In millions)	2023	Net sales	2022	Net sales	(Decrease)
Selling, general and administrative expense	$54.1	6.7%	$50.7	5.8%	$3.4

SG&A expense increased $3.4 million over the prior year quarter primarily due to increased wages and profit sharing.

Other Operating Items

	Three Months Ended
	November 30,
			Increase/
(In millions)	2023	2022	(Decrease)
Restructuring and other income, net	$-	$4.3	$(4.3)
Separation Costs	14.9	8.0	6.9

Restructuring activity in the prior year quarter was driven by gains realized from the sale of long-lived assets, including a $3.9 million pre-tax gain related to the sale of WSP’s facility in Jackson, Michigan.

Miscellaneous Income, Net

	Three Months Ended
	November 30,
			Increase/
(In millions)	2023	2022	(Decrease)
Miscellaneous income (expense), net	$0.6	$0.9	$(0.3)

Miscellaneous income was relatively flat compared to the prior year quarter.

Interest Expense, Net

	Three Months Ended
	November 30,
			Increase/
(In millions)	2023	2022	(Decrease)
Interest expense, net	$0.2	$0.9	$(0.7)

Interest expense decreased $0.7 million from the second quarter of fiscal 2023, primarily due to lower average debt levels associated with a reduction in long-term debt with Parent. Refer to “Note H – Debt” for additional information.

Equity Income

	Three Months Ended
	November 30,
			Increase/
(In millions)	2023	2022	(Decrease)
Serviacero Worthington	$3.8	$1.9	$1.9

Equity income at Serviacero Worthington increased $1.9 million from the second quarter of fiscal 2023, driven by improved direct spreads and, to a lesser extent, higher direct volume, partially offset by higher manufacturing expenses.

Income Taxes

	Three Months Ended
	November 30,
		Effective		Effective	Increase/
(In millions)	2023	Tax Rate	2022	Tax Rate	(Decrease)
Income tax expense (benefit)	$(2.5)	29.9%	$(5.5)	25.9%	$3.0

Income tax benefit was $2.5 million in the current year period compared to income tax benefit of $5.5 million in the prior year period. The decrease in tax benefit was driven by higher pre-tax earnings. The tax benefit in the current quarter resulted in an effective tax rate of 29.9%, compared to 25.9% for the prior year quarter. For additional information regarding our income taxes, refer to “Note K – Income Taxes.”

Adjusted EBIT

We evaluate operating performance on the basis of adjusted earnings before interest and taxes (“adjusted EBIT”). EBIT, a non-GAAP financial measure, is calculated by adding interest expense and income tax expense to net earnings (loss) attributable to controlling interest. Adjusted EBIT excludes impairment and restructuring expense (income), but may also exclude other items, as described below, that management believes are not reflective of, and thus should not be included when evaluating the performance of our ongoing operations. Adjusted EBIT is a non-GAAP financial measure and is used by management to evaluate operating performance, engage in financial and operational planning and determine incentive compensation because we believe that this financial measure provides additional perspective on the performance of our ongoing operations. Additionally, management believes these non-GAAP financial measures provide useful information to investors because they allow for meaningful comparisons and analysis of trends in our businesses and enable investors to evaluate operations and future prospects in the same manner as management.

The following table provides a reconciliation of net earnings (loss) attributable to controlling interest (the most comparable GAAP financial measure) to adjusted EBIT for the periods presented:

	Three Months Ended
	November 30,
(In millions)	2023	2022
Net earnings (loss) attributable to controlling interest	$(6.0)	$(15.8)
Interest expense, net	0.2	0.9
Income tax expense (benefit)	(2.5)	(5.5)
EBIT	(8.3)	(20.4)
Restructuring and other income, net (1)	-	(2.5)
Separation Costs (2)	14.9	8.0
Adjusted EBIT	$6.6	$(14.9)

(1)
Restructuring activities consist of established programs that are not part of our ongoing operations, such as divestitures, closing or consolidating facilities, employee severance (including rationalizing headcount or other significant changes in personnel), and realignment of existing operations (including changes to management structure in response to underlying performance and/or changing market conditions). The net gain recognized in the second quarter of fiscal 2023 resulted primarily from the sale of

WSP’s facility in Jackson, Michigan, and excludes the noncontrolling interest portion of restructuring and other income, net of $1.8 million in the prior year period.
(2)
Reflects the attribution to us of direct and incremental costs incurred by Parent in connection with the planned separation. These costs have been directly attributed to us to the extent incurred to our direct benefit, and include third-party advisory fees, certain non-recurring employee-related costs and non-recurring costs associated with the separation of shared corporate functions.

Adjusted EBIT in the second quarter of fiscal 2024 was up $21.5 million over the second quarter of fiscal 2023 primarily due to favorable direct spreads, including $18.3 million associated with the quarter-over-quarter favorable change in estimated inventory holding losses, and, to a lesser extent, higher equity earnings at Serviacero Worthington, which were up $1.9 million.

Six Months Year-to-Date – Fiscal 2024 Compared to Fiscal 2023

The following table presents a review of results for the six months ended November 30, 2023 and November 30, 2022.

	Six Months Ended
	November 30,
(In millions, except volume and per common share amounts)	2023	2022	Increase/ (Decrease)
Volume (Tons)	1,992,140	1,956,796	35,344
Net sales	$1,713.8	$1,943.0	$(229.2)
Operating income (loss)	60.9	21.0	39.9
Equity income	12.8	3.7	9.1
Net earnings (loss) attributable to controlling interest	52.5	14.4	38.1
Earnings (loss) per diluted common share attributable to controlling interest (1)	$1.07	$0.29	$0.78

(1)
On December 1, 2023, there were approximately 49.3 million shares of Worthington Steel common stock outstanding following the Distribution. The computation of basic and diluted earnings per common share for all periods through November 30, 2023 was calculated using this same number of common shares outstanding since no Worthington Steel equity awards were outstanding as of the Distribution Date and is net of Net earnings attributable to noncontrolling interest which is fully associated with continuing operations.

Net sales totaled $1,713.8 million in the current year period, down $229.2 million from the prior year period, driven primarily by lower average selling prices due to lower year-over-year steel market prices. The mix of direct versus toll tons processed was 56% to 44% in the current period, compared to 57% to 43% in the prior year period.

Gross Margin

	Six Months Ended
	November 30,
		% of		% of	Increase/
(In millions)	2023	Net sales	2022	Net sales	(Decrease)
Gross Margin	$188.7	11.0%	$123.1	6.3%	$65.6

Gross margin increased $65.6 million over the prior year period to $188.7 million, primarily due to favorable direct spreads, including an estimated $35.3 million favorable change from $54.6 million estimated inventory holding losses in the prior year period to estimated losses of $19.3 million in the current year period.

Selling, General and Administrative Expense

	Six Months Ended
	November 30,
		% of		% of	Increase/
(In millions)	2023	Net sales	2022	Net sales	(Decrease)
Selling, general and administrative expense	$107.9	6.3%	$98.0	5.0%	$9.9

SG&A expense increased $9.9 million over the prior year period primarily due to higher healthcare and other benefit-related costs, and higher profit sharing.

Other Operating Items

	Six Months Ended
	November 30,
			Increase/
(In millions)	2023	2022	(Decrease)
Impairment of long-lived assets	$1.4	$0.3	$1.1
Restructuring and other income, net	-	4.2	(4.2)
Separation Costs	18.5	8.0	10.5

Impairment of long-lived assets in both the current year period and prior year period was driven by changes in the estimated fair market value less cost to sell related to ongoing efforts to divest certain production equipment of our former WSCP toll processing facility in Cleveland, Ohio. Refer to “Note D – Impairment of Long-Lived Assets” for additional information.

Restructuring activity in the prior year period was driven by gains realized from the sale of long-lived assets, including a $3.9 million pre-tax gain related to the sale of WSP’s facility in Jackson, Michigan.

Miscellaneous Income, Net

	Six Months Ended
	November 30,
			Increase/
(In millions)	2023	2022	(Decrease)
Miscellaneous income (expense), net	$1.5	$1.1	$0.4

Miscellaneous income was relatively flat compared to the prior year quarter.

Interest Expense, Net

	Six Months Ended
	November 30,
			Increase/
(In millions)	2023	2022	(Decrease)
Interest expense, net	$0.7	$2.2	$(1.5)

Interest expense, net decreased $1.5 million over the prior year period due to lower average debt levels associated with a reduction in long-term debt with Parent. Refer to “Note H – Debt” for additional information.

Equity Income

	Six Months Ended
	November 30,
			Increase/
(In millions)	2023	2022	(Decrease)
Serviacero Worthington	$12.8	$3.7	$9.1

Equity earnings at Serviacero Worthington increased $9.1 million over the prior year period driven by improved direct spreads and higher volume, partially offset by higher manufacturing expenses.

Income Taxes

	Six Months Ended
	November 30,
		Effective		Effective	Increase/
(In millions)	2023	Tax Rate	2022	Tax Rate	(Decrease)
Income tax expense (benefit)	$14.5	21.6%	$4.8	24.9%	$9.7

Income tax expense was $14.5 million for the current year period compared to $4.8 million for the prior year period. The increase in income tax expense was driven by higher pre-tax earnings. Income tax expense in the current year period resulted in an effective tax rate of 21.6% compared to 24.9% for the prior year period. For additional information regarding our income taxes, refer to “Note K – Income Taxes."

Adjusted EBIT

The following table provides a reconciliation of net earnings (loss) attributable to controlling interest (the most comparable GAAP financial measure) to adjusted EBIT for the periods presented:

	Six Months Ended
	November 30,
(In millions)	2023	2022
Net earnings (loss) attributable to controlling interest	$52.5	$14.4
Interest expense, net	0.7	2.2
Income tax expense (benefit)	14.5	4.8
EBIT	67.7	21.4
Impairment of long-lived assets (1)	0.9	0.1
Restructuring and other income, net (2)	-	(2.4)
Separation Costs (3)	18.5	8.0
Adjusted EBIT	$87.1	$27.1

(1)
Impairment charges are excluded because they do not occur in the ordinary course of our ongoing business operations, are inherently unpredictable in timing and amount, and are non-cash, so their exclusion facilitates the comparison of historical, current and forecasted financial results. Non-cash impairment charges in both periods were driven by changes in the estimated fair market value less cost to sell related to ongoing efforts to divest certain production equipment of our WSCP joint venture’s former toll processing facility in Cleveland, Ohio, and excludes the noncontrolling interest portion of impairment of long-lived assets of $0.5 million and $0.2 million in the current year period and prior year period, respectively. A more detailed discussion of our impairment activity can be found elsewhere in this MD&A as well as in “Note D – Impairment of Long-Lived Assets.”
(2)
Restructuring activities consist of established programs that are not part of our ongoing operations, such as divestitures, closing or consolidating facilities, employee severance (including rationalizing headcount or other significant changes in personnel), and realignment of existing operations (including changes to management structure in response to underlying performance and/or changing market conditions). The net gain recognized in the second quarter of fiscal 2023 resulted primarily from the sale of WSP’s facility in Jackson, Michigan, and excludes the noncontrolling interest portion of restructuring and other income, net of $1.8 million in the prior year period.
(3)
Reflects the attribution to us of direct and incremental costs incurred by Parent in connection with the planned separation. These costs have been directly attributed to us to the extent incurred to our direct benefit, and include third-party advisory fees, certain employee-related costs and non-recurring costs associated with the separation of shared corporate functions.

Adjusted EBIT was up $60.0 million over the prior year period due primarily to favorable direct spreads, including $35.3 million associated with the year-over-year favorable change in estimated inventory holding losses, and, to a lesser extent, a $9.1 million increase in equity earnings at Serviacero Worthington, partially offset by a $9.9 million increase in SG&A expense compared to the prior year period.

Liquidity and Capital Resources

Historically, we financed our working capital requirements through cash flows from operating activities and arrangements with our Parent. Upon completion of the Separation, we ceased such arrangements with our Parent. Our capital structure, long-term commitments, and liquidity sources will thus change from our prior practices. A more detailed description regarding our capital structure changes can be found elsewhere in this MD&A as well as in the “Financing Activities” section below.

Our primary ongoing requirements for cash will be for working capital, funding of acquisitions, and capital expenditures. We believe that our sources of liquidity are adequate to fund our operations for the next 12 months and for the foreseeable future.

During the six months ended November 30, 2023, we generated $119.2 million of cash from operating activities, invested $36.2 million in property, plant and equipment and used $21.0 million in an acquisition. We received cash proceeds of $175.0 million related to the Credit Facility, of which $150.0 million was used to fund the distribution to Worthington Enterprises, Inc. on December 1, 2023. Additionally, we transferred $51.4 million to Worthington Enterprises, Inc. The following table summarizes our combined cash flows for the periods presented.

	Six Months Ended
	November 30,
(In millions)	2023	2022
Net cash provided by operating activities	$119.2	$117.5
Net cash used in investing activities	(56.4)	(2.4)
Net cash provided by (used in) financing activities	118.9	(104.1)
Increase in cash and cash equivalents	181.7	11.0
Cash and cash equivalents at beginning of period	32.7	20.1
Cash and cash equivalents at end of period	$214.4	$31.1

Operating Activities

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year to year due to economic and industry conditions. We rely on cash and short-term borrowings to meet cyclical increases in working capital needs. These needs generally rise during periods of increased economic activity or increasing raw material prices, requiring higher levels of inventory and accounts receivable. During economic slowdowns, or periods of decreasing raw material costs, working capital needs generally decrease as a result of the reduction of inventories and accounts receivable.

Net cash provided by operating activities was $119.2 million during the six months ended November 30, 2023, compared to $117.5 million during the six months ended November 30, 2022. This change was primarily due to a $41.2 million increase in overall net earnings between periods, offset by a $28.1 million reduction in cash from net operating working capital (accounts receivable, inventories, and accounts payable) and a $9.1 million increase in undistributed earnings from unconsolidated affiliate over the prior year six-month period.

Investing Activities

Net cash used in investing activities was $56.4 million during the six months ended November 30, 2023, compared to $2.4 million during the six months ended November 30, 2022. Net cash used by investing activities in both the current year and prior year periods was the result of capital expenditures. Additionally, we paid $21.0 million, net of cash acquired, for the acquisition of Voestalpine in the current year period. See Note M – “Acquisitions” for further information. The prior year period included $23.2 million proceeds from sale of assets, primarily related to proceeds from the divesture of WSP's facility in Jackson, Michigan.

Investment activities are largely discretionary and future investment activities could be reduced significantly, or eliminated, as economic conditions warrant. We assess acquisition opportunities as they arise, and any such opportunities may require additional financing. There can be no assurance, however, that any such opportunities will arise, that any such acquisition opportunities will be consummated, or that any needed additional financing will be available on satisfactory terms or at all if required.

Financing Activities

Net cash provided by financing activities was $118.9 million during the six months ended November 30, 2023, compared to net cash used in financing activities of $104.1 million during the six months ended November 30, 2022. The increase in cash provided by financing activities was driven by the $175.0 million related to the Credit Facility (see the “Revolving credit facility” section below) during November 2023. This increase was offset by higher transfers to Worthington Enterprises, Inc. as well as by the payment of other long-term obligations and payments to noncontrolling interests.

Revolving credit facility – On November 30, 2023, we entered into the Credit Facility. The Credit Facility allows for borrowings of up to $550.0 million, to the extent secured by eligible accounts receivable and inventory balances at period end, which consist primarily of U.S. Dollar denominated account balances. Amounts drawn under the Credit Facility will have maturities of up to one year and will accrue interest at rates equal to an applicable margin over the SOFR Rate. We incurred approximately $2.7 million of issuance costs, of which $2.5 million will be amortized to interest expense over the expected five-year term and are reflected in other assets. As of November 30, 2023, $175.0 million was outstanding under the Credit Facility, of which $150.0 million was paid to Worthington Enterprises, Inc. on December 1, 2023, in connection with the Separation.

As of November 30, 2023, we were in compliance with the financial covenants of our financial debt agreements. Our debt agreements do not include credit rating triggers or material adverse change provisions. There were $175.0 million outstanding borrowings drawn against our Credit Facility at November 30, 2023, leaving a borrowing capacity of $375.0 million, subject to the eligible borrowing base, available for future use. Under the Credit Facility, the Company may extend current borrowings up to the maturity date subject to the eligible borrowing base.

On December 20, 2023, the Board of Directors declared a quarterly dividend of $0.16 per common share payable on March 28, 2024, to shareholders of record on March 14, 2024.

Dividend Policy

We currently have no material contractual or regulatory restrictions on the payment of dividends. Dividends are declared at the discretion of the Board. The Board reviews the dividend quarterly and establishes the dividend rate based upon our combined financial condition, results of operations, capital requirements, current and projected cash flows, business prospects, and other relevant factors. There is no guarantee that payments of dividends will continue in the future in a similar manner as the Parent, Worthington Enterprises, Inc.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our combined financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these combined financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that reflect our significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, our combined financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies. Our critical accounting policies have not significantly changed from those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of the Form 10.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Market risks have not materially changed from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” of the Form 10.

Item 4. – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that Worthington Steel files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including Worthington Steel’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management, under the supervision of and with the participation of Worthington Steel’s principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q (the quarterly period ended November 30, 2023). Based on that evaluation, Worthington Steel’s principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the quarterly period covered by this Form 10-Q.

Changes in Internal Control Over Financial Reporting

Following the Separation, new corporate and governance functions, such as finance, tax, information technology, human resources, treasury and legal, have been implemented to meet all regulatory requirements for a standalone public company. Apart from the foregoing changes, there were no changes that occurred during the second quarter of fiscal 2024 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. – Legal Proceedings

We are involved in various judicial and administrative proceedings, as both plaintiff and defendant, arising in the ordinary course of business. We do not believe that any such proceedings will have a material adverse effect on our business, financial position, results of operation or cash flows.

Item 1A. – Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “PART I – Item 1A. – Risk Factors” of the Form 10 filed with the SEC on November 14, 2023, and available at www.sec.gov or at www.worthingtonsteel.com, we included a detailed discussion of our risk factors. Our risk factors have not changed significantly from those disclosed in the Form 10. These risk factors should be read carefully in connection with evaluating our business and investments in the common shares and in connection with the forward-looking statements and other information contained in this Form 10-Q. Any of the risks described in the Form 10 could materially affect our business, combined financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in the Form 10 are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, combined financial condition and/or future results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities of Worthington Steel during the period covered by this Form 10-Q. There were no common shares repurchased by, or on behalf of, Worthington Steel or any affiliated purchaser (as defined in Rule 10b - 18(a)(3) under the Exchange Act) during the three months ended November 30, 2023.

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

No response required.

Item 6. – Exhibits

Exhibit No.	Description

2.1

Separation and Distribution Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 5, 2023 (SEC File No. 001-41830))

3.1	Amended Articles of Incorporation of Worthington Steel, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 5, 2023 (SEC File No. 001-41830))

3.2	Amended Regulations of Worthington Steel, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 5, 2023 (SEC File No. 001-41830))

10.1

Transition Services Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2023 (SEC File No. 001-41830))

10.2

Tax Matters Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2023 (SEC File No. 001-41830))

10.3

Employee Matters Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2023 (SEC File No. 001-41830))

10.4

Trademark License Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2023 (SEC File No. 001-41830))

10.5

WBS License Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2023 (SEC File No. 001-41830))

10.6+

Steel Supply Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2023 (SEC File No. 001-41830))

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2023 (SEC File No. 001-41830))

10.8

Revolving Credit and Security Agreement, dated November 30, 2023, by and among Worthington Steel, Inc., the other guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Agent (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2023 (SEC File No. 001-41830))

10.9

Worthington Steel, Inc. 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2023 (SEC File No. 001-41830))

10.10

Worthington Steel, Inc. 2023 Equity Incentive Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2023 (SEC File No. 001-41830))

10.11*	Worthington Steel, Inc. Non-Qualified Deferred Compensation Plan

10.12*	Worthington Steel, Inc. Deferred Compensation Plan for Directors

10.13	Worthington Steel, Inc. Retirement Plan (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2023 (SEC File No. 001-41830))

31.1*	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)

31.2*	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)

32.1**	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document #

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document #

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document #

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document #

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document #

104

Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2023, formatted in Inline XBRL (is included within the Exhibit 101 attachments).

* Filed herewith.

** Furnished herewith.

† Indicates a management contract or compensatory plan or arrangement.

+ Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).

# Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Steel are the following documents formatted in Inline XBRL (Extensible Business Reporting Language):

(i)
Combined Balance Sheets at November 30, 2023 and May 31, 2023;
(ii)
Combined Statements of Earnings for the three months and six months ended November 30, 2023 and November 30, 2022;
(iii)
Combined Statements of Comprehensive Income for the three months and six months ended November 30, 2023 and November 30, 2022;
(iv)
Combined Statements of Cash Flows for the three months and six months ended November 30, 2023 and November 30, 2022; and
(v)
Condensed Notes to Combined Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON STEEL, INC.

Date: January 16, 2024	By:	/s/ Timothy A. Adams
Timothy A. Adams,
Vice President and Chief Financial Officer
(On behalf of the Registrant as Duly Authorized Officer and as Principal Financial Officer)