Form 10-Q
period 2024-02-29
Worthington Steel, Inc.
filed 2024-04-12
CIK 1968487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2024

or

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

(614) 840-3462
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On April 8, 2024, the number of common shares, without par value, of the registrant issued and outstanding was 50,383,242.

i

Safe Harbor Statement

Selected statements made by Worthington Steel, Inc. (“Worthington Steel” and, together with its consolidated subsidiaries, the “Company,” “we,” “us,” or “our”) contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”), including, without limitation, in “PART I – Item 1. – Note F – Contingent Liabilities and Commitments” and in “PART I – Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995, as amended (the “PSLRA”). Forward-looking statements reflect the Company’s current expectations, estimates or projections concerning future results or events. These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “should,” “would,” “intend,” “plan,” “will,” “likely,” “estimate,” “project,” “position,” “strategy,” “target,” “aim,” “seek,” “foresee,” or other similar words or phrases. These forward-looking statements include, without limitation, statements relating to:

•
future or expected cash positions, liquidity and ability to access financial markets and capital;
•
outlooks, strategies or business plans;
•
anticipated benefits of Worthington Enterprises, Inc.’s separation of its steel processing business into Worthington Steel as a stand-alone, publicly traded company on December 1, 2023 (the “Separation”);
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
•
projected profitability potential;
•
the ability to make acquisitions, form joint ventures and consolidated operations, and the projected timing, results, benefits, costs, charges and expenditures related to acquisitions, joint ventures, headcount reductions and facility dispositions, shutdowns and consolidations;
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
•
the effect of national, regional and global economic conditions generally and within major product markets, including significant economic disruptions from factors beyond our control like pandemics such as COVID-19, the actions taken in connection therewith and the implementation of related fiscal stimulus packages;
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
•
the cyclical nature of the steel industry;
•
the Company’s safety performance; and
•
other risks described from time to time in the Company’s filings with the SEC, including those described in “Part I – Item 1A. – Risk Factors” of the Form 10-12B/A filed with the SEC on November 13, 2023 (the “Form 10”).

The Company notes these risk factors for investors as contemplated by the PSLRA. Forward-looking statements should be construed in the light of such risks. It is impossible to predict or identify all potential risk factors. Consequently, readers should not consider the foregoing list to be a complete set of all potential risks and uncertainties. Readers are cautioned not to place undue reliance on any forward-looking statements. Any forward-looking statements in this Form 10-Q are based on current information as of the date of this Form 10-Q, and the Company assumes no obligation to correct or update any forward-looking statements, whether as a results of new information, future developments or otherwise, except as required by applicable law.

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON STEEL, INC.

CONSOLIDATED AND COMBINED BALANCE SHEETS

(In millions, except share amounts)

	(Unaudited)
	February 29,	May 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$60.8	$32.7
Receivables, less allowances of $1.8 and $2.6 at February 29, 2024 and May 31, 2023, respectively	468.8	468.0
Inventories:
Raw materials	157.1	173.9
Work in process	175.8	164.1
Finished products	75.3	76.8
Total inventories	408.2	414.8
Income taxes receivable	6.2	4.3
Assets held for sale	1.8	3.4
Prepaid expenses and other current assets	77.1	57.7
Total current assets	1,022.9	980.9
Investment in unconsolidated affiliate	130.3	114.6
Operating lease assets	72.2	75.3
Goodwill	79.7	78.6
Other intangible assets, net of accumulated amortization of $43.7 and $38.9 at February 29, 2024 and May 31, 2023, respectively	78.6	83.4
Deferred income taxes	5.8	6.3
Other assets	12.1	10.9
Property, plant and equipment:
Land	39.1	37.6
Buildings and improvements	176.8	168.6
Machinery and equipment	892.2	847.5
Construction in progress	48.9	20.3
Total property, plant and equipment	1,157.0	1,074.0
Less: accumulated depreciation	709.6	659.6
Total property, plant and equipment, net	447.4	414.4
Total assets	$1,849.0	$1,764.4

Liabilities and equity
Current liabilities:
Accounts payable	$407.3	$402.2
Short-term borrowings	147.2	2.8
Accrued compensation, contributions to employee benefit plans and related taxes	46.7	31.9
Dividends payable	8.5	-
Other accrued items	15.3	15.6
Current operating lease liabilities	6.7	5.9
Income taxes payable	13.7	-
Current maturities of long-term debt due to Former Parent	-	20.0
Total current liabilities	645.4	478.4
Other liabilities	38.2	33.6
Noncurrent operating lease liabilities	68.4	71.7
Deferred income taxes, net	26.7	26.1
Total liabilities	778.7	609.8
Preferred shares, without par value; authorized – 1,000,000 shares February 29, 2024 and no shares at May 31, 2023; no shares issued or outstanding	-	-
Common shares, without par value; authorized – 150,000,000 shares at February 29, 2024; issued and outstanding 49,294,494 shares and 100 shares at February 29, 2024 and May 31, 2023, respectively	-	-
Additional Paid-in Capital	903.0	-
Retained Earnings	40.9	-
Net Investment by the Former Parent	-	1,031.1
Accumulated other comprehensive income (loss), net of taxes of $(1.5) and $(2.6) at February 29, 2024 and May 31, 2023, respectively	(6.3)	(2.1)
Total Shareholders’ equity – controlling interest	937.6	1,029.0
Noncontrolling interests	132.7	125.6
Total equity	1,070.3	1,154.6
Total liabilities and equity	$1,849.0	$1,764.4

See condensed notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS

(In millions, except per common share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Net sales	$805.8	$780.7	$2,519.6	$2,723.7
Cost of goods sold	685.7	717.5	2,210.8	2,537.4
Gross margin	120.1	63.2	308.8	186.3
Selling, general and administrative expense	52.8	49.7	160.7	147.7
Impairment of long-lived assets	-	-	1.4	0.3
Restructuring and other income, net	-	-	-	(4.2)
Separation Costs	1.0	4.0	19.5	12.0
Operating income	66.3	9.5	127.2	30.5
Other income (expense):
Miscellaneous income (expense), net	0.1	1.3	1.6	2.4
Interest expense, net	(2.9)	(0.5)	(3.6)	(2.7)
Equity in net income of unconsolidated affiliate	2.9	(0.2)	15.7	3.5
Earnings before income taxes	66.4	10.1	140.9	33.7
Income tax expense	14.0	0.8	28.5	5.6
Net earnings	52.4	9.3	112.4	28.1
Net earnings attributable to noncontrolling interests	3.4	3.9	10.9	8.3
Net earnings attributable to controlling interest	$49.0	$5.4	$101.5	$19.8

Basic
Weighted average common shares outstanding(1)	49.3	49.3	49.3	49.3
Earnings per common share attributable to controlling interest	$0.99	$0.11	$2.06	$0.40

Diluted
Weighted average common shares outstanding(2)	50.3	49.3	49.6	49.3
Earnings per common share attributable to controlling interest	$0.98	$0.11	$2.05	$0.40

Common shares outstanding at end of period(1)	49.3	49.3	49.3	49.3

Cash dividends declared per common share	$0.16	n/a	$0.16	n/a

(1)
Prior to the third quarter of fiscal 2024, reported Weighted average common shares outstanding (Basic) and Common shares outstanding at end of period reflects the basic shares at the Separation. This share amount is being utilized for the calculation of basic earnings per share for periods presented prior to the Separation.

(2)
Prior to the third quarter of fiscal 2024, reported Weighted average common shares outstanding (Diluted) reflects the basic shares at the Separation. This share amount is being utilized for the calculation of diluted earnings per share for periods presented prior to the Separation.

See condensed notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Net earnings	$52.4	$9.3	$112.4	$28.1
Other comprehensive income (loss), net of tax
Foreign currency translation	(0.4)	0.1	(0.7)	(5.9)
Cash flow hedges	(6.7)	24.6	(3.5)	13.8
Other comprehensive income (loss)	(7.1)	24.7	(4.2)	7.9
Comprehensive income	45.3	34.0	108.2	36.0
Comprehensive income attributable to noncontrolling interests	3.4	3.9	10.9	8.3
Comprehensive income attributable to controlling interest	$41.9	$30.1	$97.3	$27.7

See condensed notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Operating activities:
Net earnings	$52.4	$9.3	$112.4	$28.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15.9	17.0	49.2	52.4
Impairment of long-lived assets	-	-	1.4	0.3
Benefit from deferred income taxes	(0.9)	(0.1)	(1.1)	(0.3)
Bad debt expense (income)	(0.2)	2.3	(0.6)	3.6
Equity in net income of unconsolidated affiliate, net of distributions	(2.9)	10.2	(15.7)	6.5
Net gain on sale of assets	-	-	(0.4)	(3.8)
Stock-based compensation	2.2	2.7	8.3	7.5
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	(52.1)	9.6	4.4	123.6
Inventories	(34.9)	34.3	13.4	179.4
Accounts payable	45.5	14.6	(4.4)	(161.5)
Accrued compensation and employee benefits	4.4	(1.0)	1.7	(6.5)
Other operating items, net	15.3	19.3	(4.7)	6.4
Net cash provided by operating activities	44.7	118.2	163.9	235.7

Investing activities:
Investment in property, plant and equipment	(22.4)	(10.8)	(58.6)	(36.4)
Proceeds from sale of assets, net of selling costs	-	-	0.8	23.2
Acquisitions, net of cash acquired	-	-	(21.0)	-
Net cash used in investing activities	(22.4)	(10.8)	(78.8)	(13.2)

Financing activities:
Distribution to the Former Parent in connection with the Separation	(150.0)	-	(150.0)	-
Transfers from (to) Former Parent	3.8	(99.5)	(47.6)	(138.7)
Proceeds from (repayment of) short-term borrowings	(45.0)	(1.3)	127.2	(44.4)
Proceeds from revolving credit facility borrowings - swing loans	142.6	-	142.6	-
Repayment of revolving credit facility borrowings - swing loans	(125.4)	-	(125.4)	-
Principal payments on long-term obligations	-	(5.0)	-	(15.0)
Payments to noncontrolling interests	(1.9)	-	(3.8)	(11.8)
Net cash used in financing activities	(175.9)	(105.8)	(57.0)	(209.9)

Increase (decrease) in cash and cash equivalents	(153.6)	1.6	28.1	12.6
Cash and cash equivalents at beginning of period	214.4	31.1	32.7	20.1
Cash and cash equivalents at end of period	$60.8	$32.7	$60.8	$32.7

See condensed notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

Condensed Notes to CONSOLIDATED AND COMBINED Financial Statements

(Unaudited)

Note A – Description of the Business, The Separation, Agreements with the Former Parent and Separation Costs, and Basis of Presentation

Description of the Business

The Company is one of North America’s premier value-added steel processors with the ability to provide a diversified range of products and services that span a variety of end markets. The Company maintains market leading positions in the North American carbon flat-rolled steel and tailor welded blank industries and are one of the largest global producers of electrical steel laminations. For nearly 70 years, the Company has been delivering high quality steel processing capabilities across a variety of end-markets including automotive, heavy truck, agriculture, construction, and energy. The Company serves its customers primarily by processing flat-rolled steel coils, which is sourced primarily from various North American steel mills, into the precise type, thickness, length, width, shape, and surface quality required by customer specifications. The Company sells steel on a direct basis, whereby it is exposed to the risk and rewards of ownership of the material while in its possession. Additionally, the Company toll processes steel under a fee for service arrangement whereby it processes customer-owned material. The Company’s manufacturing facilities further benefit from the flexibility to scale between direct and tolling services based on demand dynamics throughout the year.

Fiscal Periods

The Company’s fiscal year and fourth quarter ends on May 31, with “fiscal 2023” ended on May 31, 2023, and “fiscal 2024” ending on May 31, 2024. The Company’s other quarterly periods end on the final day of August (first quarter), November (second quarter) and February (third quarter).

The Separation

On September 29, 2022, Worthington Enterprises, Inc., then known as Worthington Industries, Inc. (the “Former Parent”) announced its intention to spin off its existing steel processing business, Worthington Steel, into a stand-alone publicly traded company. This was completed through a tax-free pro rata distribution of 100% of the common shares of Worthington Steel (the “Separation”) to holders of record of Worthington Enterprises, Inc. common shares as of the close of business on November 21, 2023, (the “Record Date”). Each holder of record of Worthington Enterprises, Inc. common shares received one common share of Worthington Steel for every one Worthington Enterprises, Inc. common share held at the close of business on the Record Date (the “Distribution”). The Separation was completed on December 1, 2023, (the “Distribution Date”), at 12:01 a.m., Eastern Time. In connection with the Separation, Worthington Steel made a cash distribution to the Former Parent of $150.0 million from the issuances of certain debt (see Note H – Debt). Additionally, as part of the Separation, the Former Parent made a contribution of certain assets and liabilities, including $3.8 million of cash and cash equivalents, to Worthington Steel. The Former Parent retained no ownership interest in Worthington Steel following the Separation. Also on December 1, 2023, Worthington Steel’s common shares began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “WS.”

Agreements with the Former Parent and Separation Costs

On November 30, 2023, in connection with the Separation, the Company entered into several agreements with the Former Parent that govern the relationship between the Former Parent and the Company following the Distribution, including a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, Steel Supply Agreement, and Transition Services Agreement.

Direct and incremental costs incurred in connection with the Separation, including (a) fees paid to third parties for audit, advisory, and legal services to effect the Separation, (b) non-recurring employee-related costs, such as retention bonuses, and (c) non-recurring functional costs associated with shared corporate functions (collectively, the “Separation Costs”) are presented separately in the Company’s consolidated and combined statements of earnings. Separation Costs totaled $1.0 million and $4.0 million during the third quarter of fiscal 2024 and third quarter of fiscal 2023, respectively, and $19.5 million and $12.0 million during the nine months ended February 29, 2024 and nine months ended February 28, 2023, respectively.

Basis of Presentation – Unaudited Consolidated and Combined Financial Statements

The Company’s financial statements for the periods until the Separation on December 1, 2023, are combined financial statements prepared on a carve-out basis as discussed below. The Company’s financial statements for the periods beginning on and after December 1, 2023, are consolidated financial statements based on the reported results of Worthington Steel as a stand-alone company. Accordingly, the third quarter of fiscal 2024 included consolidated and combined financial statements, whereas all prior periods included combined financial statements.

The accompanying consolidated and combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated and combined financial statements may not be indicative of the Company’s future performance and do not necessarily reflect what the financial position, results of operations, and cash flows would have been had it operated as an independent company during all of the periods presented.

Basis of Presentation – Prior to Separation

Prior to the Separation on December 1, 2023, the Company operated as a business of the Former Parent. Accordingly, the combined historical financial statements for the periods presented prior to and as of November 30, 2023, are prepared on a “carve-out” basis.

The Company’s combined financial statements are prepared on a carve-out basis using the consolidated financial statements and accounting records of the Former Parent in accordance with GAAP. The Company’s combined financial statements include the historical operations that comprise its business and reflect significant assumptions and allocations as well as certain assets and liabilities that have historically been held at the Former Parent’s corporate level but are specifically identifiable or otherwise attributable to the Company. The carve-out combined financial statements may not include all expenses that would have been incurred had it existed as a separate, stand-alone entity during the periods presented.

The income tax provision in the carve-out combined statements of earnings has been calculated as if the Company was operating on a stand-alone basis and filed separate tax returns in the jurisdictions in which it operates. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of the Company’s actual tax balances prior to or subsequent to the carve-out.

Transactions and accounts which have occurred within the Company have been eliminated, based on historical intracompany activity. The Former Parent’s net investment in these operations, including intercompany transactions between the Former Parent and the Company, are reflected as Net Investment by the Former Parent on the accompanying consolidated and combined financial statements.

The Company’s consolidated and combined financial statements include certain costs of doing business incurred by the Former Parent at the corporate level. These costs are for (1) certain corporate support functions provided on a centralized basis, including information technology, human resources, finance, and corporate operations, amongst others, (2) profit sharing and bonuses, and (3) respective surpluses and shortfalls of various planned insurance expenses. These costs are included in the consolidated and combined statements of earnings, primarily within selling, general and administrative expense (“SG&A”). These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remaining allocated using related drivers associated with the nature of the business, such as, headcount or profitability, considering the characteristics of each respective cost. Management believes the assumptions regarding the allocation of the Former Parent’s general corporate expenses are reasonable.

All other third party-debt and related interest expense not directly attributable to the Company have been excluded from the consolidated and combined financial statements because it is not the legal obligor of the debt and the borrowings are not specifically identifiable to the Company. Additionally, as described in “Note P – Related Party Transactions,” debt and related interest expense between the Former Parent and TWB has been attributed to the Company, as the Company is both the legal obligor and directly benefited from the borrowings.

Additionally, the Former Parent incurred Separation Costs that have been directly attributed to the Company to the extent incurred to its direct benefit and are presented separately in the Company’s consolidated and combined statements of earnings.

The Company’s consolidated and combined financial statements may not include all of the actual expenses that would have been incurred and may not reflect its consolidated and combined results of earnings, balance sheet, and cash flows had it operated as a stand-alone company during the periods presented. Management considers these cost allocations to be reasonably reflective of the Company’s utilization of the Former Parent’s corporate support services. Actual costs that would have been incurred if the Company had been a stand-alone company may have been different than these estimates during the periods presented.

The Former Parent utilized a centralized cash management program to manage cash for the majority of its entities. For entities that were enrolled in the program, all cash was swept into a cash pool. Accordingly, the cash and cash equivalents held by the Former Parent at the corporate level were not attributed to the Company for any of the periods presented. The Company’s foreign operations did not participate in the centralized cash management program. These cash amounts are specifically attributable to Worthington Steel and therefore are reflected in the accompanying consolidated and combined balance sheets. Transfers of cash, both to and from the Former Parent’s centralized cash management program, are reflected as a component of Net Investment by the Former Parent on the accompanying consolidated and combined balance sheets and as a financing activity on the accompanying consolidated and combined statements of cash flows.

Net Investment by the Former Parent

Net Investment by the Former Parent in the consolidated and combined balance sheets and in “Note J – Changes in Equity” represents the Former Parent’s historical investment in the Company, the net effect of transactions with and allocations from the Former Parent, and the Company’s retained earnings. All transactions reflected in Net Investment by the Former Parent in the accompanying consolidated and combined balance sheets have been considered as financing activities for purposes of the consolidated and combined statements of cash flows. For additional information, see “Basis of Presentation – Prior to Separation” above and “Note P – Related Party Transactions.”

Consolidated Subsidiaries and Investment in Unconsolidated Affiliate

The consolidated and combined financial statements include the accounts of Worthington Steel and its consolidated subsidiaries. Investments in unconsolidated affiliates are accounted for using the equity method. Material intercompany accounts and transactions are eliminated.

The Company owns controlling interests in the following three operating joint ventures: Spartan Steel Coating, L.L.C. (“Spartan”) (52%); TWB Company, L.L.C. (“TWB”) (55%); and Worthington Samuel Coil Processing, L.L.C. (“WSCP”) (63%). The Company also owned a controlling interest (51%) in Worthington Specialty Processing (“WSP”), which became a non-operating joint venture on October 31, 2022, when its remaining net assets were sold. These joint ventures are consolidated with the equity owned by the other joint venture members shown as noncontrolling interests in the Company’s consolidated and combined balance sheets, and their portions of net earnings and other comprehensive income (loss) (“OCI”) shown as net earnings or comprehensive income attributable to noncontrolling interests in the Company’s consolidated and combined statements of earnings and comprehensive income, respectively.

The Company owns a noncontrolling interest (50%) in one unconsolidated joint venture: Serviacero Planos, S. de R.L. de C.V. (“Serviacero Worthington”). The investment in the Company’s unconsolidated affiliate is accounted for using the equity method. See further discussion of the Company’s unconsolidated affiliate in “Note C – Investment in Unconsolidated Affiliate.”

Organizational Structure and Operating Segment

The Company’s operations are managed principally on a products and services basis under a single group organizational structure. Following the Separation, the financial information reviewed by the Company’s Chief Operating Decision Maker (“CODM”) for the purpose of assessing performance and allocating resources has been presented as a single component, or operating segment, and comprises all of the Company’s operations. The Company’s CODM is Worthington Steel’s Chief Executive Officer (“CEO”).

Concentration of Net Sales

The Company sells its products and services to a diverse customer base and a broad range of end markets. The automotive industry is the largest end market for the Company, including Serviacero Worthington, with sales representing 50% of its consolidated net sales for the third quarter of fiscal 2024 and 52% of its combined net sales for the third quarter of fiscal 2023, and 52% and 49% of its consolidated and combined net sales for the nine months ended February 29, 2024 and February 28, 2023, respectively. Sales to one automotive customer represented 13.2% and 17.6% of its consolidated net sales for the third quarter of fiscal 2024 and the third quarter of fiscal 2023, respectively, and 15.0% and 16.1% of its consolidated and combined net sales for the nine months ended February 29, 2024 and February 28, 2023, respectively.

Preparation of Financial Statements Including the Use of Estimates

These unaudited consolidated and combined financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature except those which have been disclosed elsewhere in this Form 10-Q, necessary for a fair presentation of the consolidated and combined financial statements for these interim periods, have been included. Operating results for the third quarter of fiscal 2024 are not necessarily indicative of the results that may be expected for the entirety of fiscal 2024 or any other quarter. For further information, refer to the consolidated and combined financial statements and notes thereto included in the Form 10.

The preparation of consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated and combined financial statements and accompanying notes. Actual results could differ materially from those estimates.

Note B – Revenue Recognition

The following table summarizes net sales by product class for the periods presented:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(In millions)	2024	2023	2024	2023
Product class
Direct	$763.3	$745.5	$2,402.6	$2,616.0
Toll	42.5	35.2	117.0	107.7
Total	$805.8	$780.7	$2,519.6	$2,723.7

The following table summarizes revenue that has been recognized over time for the periods presented:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(In millions)	2024	2023	2024	2023
Steel processing – toll	$42.5	$35.2	$117.0	$107.7

The following table summarizes the unbilled receivables at the dates indicated:

		February 29,	May 31,
(In millions)	Balance Sheet Classification	2023(1)	2023(1)
Unbilled receivables	Receivables	$4.6	$3.7

(1)
There were no contract assets at either of the dates indicated above.

Note C – Investment in Unconsolidated Affiliate

The Company owns a noncontrolling interest (50%) in one unconsolidated joint venture, Serviacero Worthington. The Company accounts for its investment in Serviacero Worthington using the equity method of accounting. Serviacero Worthington provides steel processing services, such as pickling, blanking, slitting, multi-blanking and cutting-to-length, to customers in a variety of industries including automotive, appliance and heavy equipment.

The Company did not receive any distributions from Serviacero Worthington during the nine months ended February 29, 2024. The Company received distributions from Serviacero Worthington totaling $10.0 million during the nine months ended February 28, 2023.

The following tables summarize the financial information of Serviacero Worthington as of the dates, and for the periods, presented:

	February 29,	May 31,
(In millions)	2024	2023
Cash and cash equivalents	$10.9	$12.2
Other current assets	259.3	238.2
Noncurrent assets	58.1	58.9
Total assets	$328.3	$309.3

Current liabilities	63.5	70.8
Other noncurrent liabilities	5.3	5.4
Equity	259.5	233.1
Total liabilities and equity	$328.3	$309.3

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(In millions)	2024	2023	2024	2023
Net sales	$137.3	$114.9	$452.6	$434.9
Gross margin	10.8	(4.3)	50.7	11.7
Operating income (loss)	7.4	(7.2)	40.5	3.3
Depreciation and amortization	1.1	1.1	3.2	3.3
Interest expense	—	0.2	—	0.3
Income tax expense (benefit)	0.3	(4.6)	7.3	(2.0)
Net earnings (loss)	5.8	(0.4)	31.3	7.0

Note D – Impairment of Long-Lived Assets

During the first quarter of fiscal 2023, the Company committed to plans to liquidate certain fixed assets at WSCP’s toll processing facility in Cleveland, Ohio. In accordance with the applicable accounting guidance, the net assets were recorded at the lower of net book value or fair market value less costs to sell, resulting in a pre-tax impairment charge of $0.3 million.

No impairment charges were recorded during the second quarter or third quarter of fiscal 2023.

During the first quarter of fiscal 2024, we lowered the estimate of fair value less costs to sell to reflect the expected scrap value of the WSCP toll processing equipment to $0.2 million, resulting in a pre-tax impairment charge of $1.4 million.

No impairment charges were recorded during the second quarter or third quarter of fiscal 2024.

Note E – Restructuring and Other Income, Net

The Company considers restructuring activities to be programs whereby it fundamentally change its operations, such as divestitures, closing or consolidating facilities, employee severance (including rationalizing headcount or other significant changes in personnel), and realignment of existing operations (including changes to management structure in response to underlying performance and/or changing market conditions).

During the second quarter of fiscal 2023, restructuring and other income, net of $4.3 million resulted primarily from the sale of the remaining net assets of WSP on October 31, 2022. The sale resulted in net cash proceeds of $20.8 million and a pre-tax gain of $3.9 million.

No material restructuring and other income, net charges were recorded outside of the item mentioned above.

There were no liabilities associated with restructuring activities at February 29, 2024.

Note F – Contingent Liabilities and Commitments

Legal Proceedings

The Company is a defendant in certain legal actions. In the opinion of management, the outcome of these actions, which is not clearly determinable at the present time, would not, individually or in the aggregate, significantly affect its consolidated and combined financial position, future results of operations or cash flows.

Note G – Guarantees

The Company does not have guarantees that it believes are reasonably likely to have a material current or future effect on its consolidated and combined financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

At February 29, 2024, the Company had in place an outstanding stand-by letter of credit in the amount of $1.2 million issued to third-party service providers. The fair value of this guarantee instrument, based on premiums paid, was not material and no amounts were drawn against it at February 29, 2024.

Note H – Debt

The following table summarizes the Company’s debt outstanding at February 29, 2024, and May 31, 2023:

	February 29,	May 31,
(In millions)	2024	2023
Short-term borrowings and current maturities
Revolving credit facility	$147.2	$-
Current maturities of Term Loan Facility with the Former Parent	-	20.0
Other	-	2.8
Total short-term borrowings	147.2	22.8
Total long-term borrowings	-	-
Total	$147.2	$22.8

The following table provides the maturities of long-term debt and short-term borrowings in the next five fiscal years and the remaining years thereafter:

(In millions)
Fiscal 2024	$147.2
Fiscal 2025	-
Fiscal 2026	-
Fiscal 2027	-
Fiscal 2028	-
Thereafter	-
Total	$147.2

Revolving Credit Facility

On November 30, 2023, the Company entered into a multi-year senior secured revolving credit facility (the “Credit Facility”) scheduled to mature on November 30, 2028, with a group of lenders. The Credit Facility allows for borrowings of up to $550.0 million, to the extent secured by eligible accounts receivable and inventory balances at period end, which consist primarily of U.S. Dollar denominated account balances. Individual amounts drawn under the Credit Facility accrue interest at rates equal to an applicable margin over the one-, three-, or six-month term SOFR Rate, plus a SOFR adjustment. The Company incurred approximately $2.7 million of issuance costs, of which $2.5 million will be amortized to interest expense over the expected five-year Credit Facility term and are reflected in other assets. As of November 30, 2023, $175.0 million was outstanding under the Credit Facility, of which $150.0 million was paid to the Former Parent on December 1, 2023, in connection with the Separation.

The Credit Facility permits borrowings under two types of borrowing mechanisms: (i) Term SOFR Rate Loans and (ii) a swing loan. The Term SOFR Rate Loans permit the Company to draw a specific principal amount for a defined maturity of up to six months with the interest rate determined at the time of the draw, which equals an applicable margin over the applicable term SOFR Rate, plus a SOFR adjustment. Each Term SOFR Rate Loan has an individual, unique identifier and is distinguishable from the other Term SOFR Rate Loan drawn by the Company. At the end of each relevant interest period, the Company has the option to continue the same interest period for such Term SOFR Rate Loan or the Company can request a conversion to a new interest period for such Term SOFR Rate Loan. If no notice is given by the Company, the Term SOFR Rate Loan is deemed to be continued with the same interest period.

The swing loan permits the Company to draw on the Credit Facility at any time up to a maximum of the greater of (i) $55 million and (ii) 10% of the then-maximum amount of the Credit Facility. The swing loan interest rate is variable based upon the interest rate market. As of February 29, 2024, the swing loan rate was equal to 9.0%. Any amounts drawn on the swing loan mature on the same date as the maturity of the Credit Facility; however, it has been the practice of the Company to repay the outstanding draws on the swing loan within a short-term period.

The Credit Facility is secured by a first priority lien (subject to permitted liens and certain other exceptions) on certain working capital assets of the Company and the guarantors, including accounts and inventory, but excluding intellectual property, real property and equity interests, and subject to customary exceptions.

As of February 29, 2024, the weighted average interest rate on the outstanding interest-bearing debt under the Credit Facility was 6.92%.

Term Loan Facility with the Former Parent

On June 8, 2021, TWB entered into a $50.0 million term loan agreement (the “TWB Term Loan”) with a subsidiary of the Former Parent that matures in annual installments through May 31, 2024. The proceeds were used by TWB to finance the Shiloh U.S BlankLight® purchase price. This note accrues interest at a rate of 5.0% per annum. The borrowings are the legal obligation of TWB and require settlement, in cash, in accordance with the TWB Term Loan. As such, the debt and related interest have been attributed to the Company in the consolidated and combined financial statements.

The term loan had balance of $20.0 million at May 31, 2023, which is classified separately within current liabilities in the consolidated and combined balance sheet. The Former Parent’s note receivable associated with the TWB Term Loan was contributed to the Company in connection with the Separation on December 1, 2023. As a result, the TWB Term Loan balance was eliminated in consolidation following the Separation, which resulted in a zero balance as of February 29, 2024 in the consolidated and combined balance sheet.

Other – Tempel China

The Company’s subsidiary, Tempel Steel Company, controls a subsidiary in China (“Tempel China”) and Tempel China has three short-term loan facilities, which were used to finance steel purchases, and were collateralized by Tempel China property and equipment. Borrowings outstanding under the facility totaled $2.8 million at May 31, 2023. These loans were paid off in June 2023, which resulted in a zero balance at February 29, 2024.

These three short-term facilities have an aggregate capacity of Chinese Yuan (CN¥) 100.0 million (approximately USD $13.9 million). One facility with capacity of CN¥ 10.0 million (approximately USD $1.4 million) matures on March 13, 2024. This facility was not subsequently renewed. The remaining two facilities, one with capacity of CN¥ 40.0 million (approximately USD $5.5 million) and one with capacity of CN¥ 50.0 million (approximately USD $7.0 million), mature on December 31, 2024.

Accounts Receivable Securitization

On June 29, 2023, the Company terminated the revolving trade accounts receivable securitization facility (the “AR Facility”) because it was no longer needed. No early termination or other similar fees or penalties were paid in connection with the termination of the AR Facility.

Note I – Other Comprehensive Income (Loss)

The following table summarizes the tax effects on each component of OCI for the periods presented:

	Three Months Ended
	February 29, 2024			February 28, 2023
(In millions)	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
Foreign currency translation	$(0.4)	$-	$(0.4)	$0.1	$-	$0.1
Cash flow hedges	(8.7)	2.0	(6.7)	32.1	(7.5)	24.6
Other comprehensive income (loss)	$(9.1)	$2.0	$(7.1)	$32.2	$(7.5)	$24.7

	Nine Months Ended
	February 29, 2024			February 28, 2023
(In millions)	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
Foreign currency translation	$(0.7)	$-	$(0.7)	$(5.9)	$-	$(5.9)
Cash flow hedges	(4.6)	1.1	(3.5)	18.0	(4.2)	13.8
Other comprehensive income (loss)	$(5.3)	$1.1	$(4.2)	$12.1	$(4.2)	$7.9

Note J – Changes in Equity

The following tables summarize the changes in equity by component and in total for the periods presented:

	Controlling Interest

				Net	Accumulated	Total
				Investment	Other	Shareholders’
		Additional		by the	Comprehensive	Equity -	Non-
	Common	Paid-in	Retained	Former	Income (Loss),	Controlling	controlling	Total
(In millions)	Shares	Capital	Earnings	Parent	Net of Tax	Interest	Interests	Equity
Balance at May 31, 2023	$-	$-	$-	$1,031.1	$(2.1)	$1,029.0	$125.6	$1,154.6
Net earnings	-	-	-	58.5	-	58.5	3.6	62.1
Other comprehensive loss	-	-	-	-	(8.2)	(8.2)	-	(8.2)
Transfers from the Former Parent, net	-	-	-	40.8	-	40.8	-	40.8
Dividends to noncontrolling interests	-	-	-	-	-	-	(1.9)	(1.9)
Balance at August 31, 2023	$-	$-	$-	$1,130.4	$(10.3)	$1,120.1	$127.3	$1,247.4
Net earnings (loss)	-	-	-	(6.0)	-	(6.0)	3.9	(2.1)
Other comprehensive income	-	-	-	-	11.1	11.1	-	11.1
Transfers to the Former Parent, net	-	-	-	(84.9)	-	(84.9)	-	(84.9)
Dividends to noncontrolling interests	-	-	-	-	-	-	-	-
Balance at November 30, 2023	$-	$-	$-	$1,039.5	$0.8	$1,040.3	$131.2	$1,171.5
Net earnings	-	-	49.0	-	-	49.0	3.4	52.4
Other comprehensive loss	-	-	-	-	(7.1)	(7.1)	-	(7.1)
Distribution to the Former Parent in connection with the Separation	-	(150.0)	-	-	-	(150.0)	-	(150.0)
Transfers from the Former Parent, net	-	11.4	-	-	-	11.4	-	11.4
Transfer of Net Investment by Former Parent to Additional Paid-in Capital	-	1,039.5	-	(1,039.5)	-	-	-	-
Common shares issued, net of withholding tax	-	(0.1)	-	-	-	(0.1)	-	(0.1)
Stock-based compensation	-	2.2	-	-	-	2.2	-	2.2
Cash dividends declared	-	-	(8.1)	-	-	(8.1)	-	(8.1)
Dividends to noncontrolling interest	-	-	-	-	-	-	(1.9)	(1.9)
Balance at February 29, 2024	$-	$903.0	$40.9	$-	$(6.3)	$937.6	$132.7	$1,070.3

	Controlling Interest

				Net	Accumulated	Total
				Investment	Other	Shareholders’
		Additional		by the	Comprehensive	Equity -	Non-
	Common	Paid-in	Retained	Former	Income (Loss),	Controlling	controlling	Total
(In millions)	Shares	Capital	Earnings	Parent	Net of Tax	Interest	Interests	Equity
Balance at May 31, 2022	$-	$-	$-	$1,131.3	$1.8	$1,133.1	$133.2	$1,266.3
Net earnings	-	-	-	30.1	-	30.1	1.2	31.3
Other comprehensive loss	-	-	-	-	(13.3)	(13.3)	-	(13.3)
Transfers from the Former Parent, net	-	-	-	38.9	-	38.9	-	38.9
Dividends to noncontrolling interests	-	-	-	-	-	-	-	-
Balance at August 31, 2022	$-	$-	$-	$1,200.3	$(11.5)	$1,188.8	$134.4	$1,323.2
Net earnings (loss)	-	-	-	(15.8)	-	(15.8)	3.3	(12.5)
Other comprehensive loss	-	-	-	-	(3.5)	(3.5)	-	(3.5)
Transfers to the Former Parent, net	-	-	-	(72.2)	-	(72.2)	-	(72.2)
Dividends to noncontrolling interests	-	-	-	-	-	-	(11.8)	(11.8)
Balance at November 30, 2022	$-	$-	$-	$1,112.3	$(15.0)	$1,097.3	$125.9	$1,223.2
Net earnings	-	-	-	5.4	-	5.4	3.9	9.3
Other comprehensive income	-	-	-	-	24.7	24.7	-	24.7
Transfers to the Former Parent, net	-	-	-	(96.3)	-	(96.3)	-	(96.3)
Dividends to noncontrolling interests	-	-	-	-	-	-	-	-
Balance at February 28, 2023	$-	$-	$-	$1,021.4	$9.7	$1,031.1	$129.8	$1,160.9

As a result of the Separation, during the second quarter of fiscal 2024, the Company performed a stock split that resulted in the issuance of 49.3 million common shares, all of which were held by the Former Parent at November 30, 2023. During the third quarter of fiscal 2024, immaterial incremental activity occurred. As of February 29, 2024, the Company had 49.3 million common shares issued and outstanding. For additional information, see “Note A – Description of Business, The Separation, Agreements with the Former Parent and Separation Costs, and Basis of Presentation.”

The following table summarizes the changes in accumulated other comprehensive income (“AOCI”) for the periods presented:

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
(In millions)	Translation	Adjustment	Hedges	Loss
Balance at May 31, 2023	$(10.6)	$6.0	$2.5	$(2.1)
Other comprehensive income (loss) before reclassifications	(0.7)	-	2.7	2.0
Reclassification adjustments to net earnings (1)	-	-	(7.3)	(7.3)
Income tax effect	-	-	1.1	1.1
Balance at February 29, 2024	$(11.3)	$6.0	$(1.0)	$(6.3)

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
(In millions)	Translation	Adjustment	Hedges	Income
Balance at May 31, 2022	$(3.8)	$6.6	$(1.0)	$1.8
Other comprehensive income (loss) before reclassifications	(5.9)	-	4.7	(1.2)
Reclassification adjustments to net earnings (1)	-	-	13.3	13.3
Income tax effect	-	-	(4.2)	(4.2)
Balance at February 28, 2023	$(9.7)	$6.6	$12.8	$9.7

The consolidated and combined statement of earnings classification of amounts reclassified to net income include:

(1)
Cash flow hedges – See the disclosure in “Note N – Derivative Financial Instruments and Hedging Activities.”

Note K – Income Taxes

The Company’s effective income tax rate was 22.2% and 13.1% for the third quarter of fiscal 2024 and the third quarter of fiscal 2023, respectively, and 21.9% and 22.0% for the nine months ended February 29, 2024 and February 28, 2023, respectively. The effective tax rates differed from the statutory rate primarily due to income from unconsolidated joint ventures outside the U.S. recognized net of tax, non-deductible executive compensation, and discrete items related to equity compensation and return to provision adjustments.

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items and excludes any impact from the inclusion of net earnings attributable to noncontrolling interests in the consolidated and combined statements of earnings. Net earnings attributable to noncontrolling interests are a result of the Company’s consolidated joint ventures. The net earnings attributable to the noncontrolling interests in the U.S. operations of the Company’s consolidated joint ventures and do not generate tax expense to the Company since the investors are taxed directly based on the earnings attributable to the investors. The tax expense of TWB’s wholly owned foreign subsidiaries is reported in the consolidated and combined income tax expense. Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. The Company’s actual effective income tax rate for fiscal 2024 could be materially different from the forecasted rate as of February 29, 2024.

Note L – Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share attributable to controlling interest for the periods presented:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(In millions, except per common share amounts)	2024	2023	2024	2023
Numerator (basic & diluted):
Net earnings attributable to controlling interest -
income available to common shareholders	$49.0	$5.4	$101.5	$19.8
Denominator:
Denominator for basic earnings per common share attributable to
controlling interest – weighted average common shares	49.3	49.3	49.3	49.3
Effect of dilutive securities	1.0	-	0.3	-
Denominator for diluted earnings per common share attributable to
controlling interest – adjusted weighted average common shares	50.3	49.3	49.6	49.3

Basic earnings per common share attributable to controlling interest	$0.99	$0.11	$2.06	$0.40
Diluted earnings per common share attributable to controlling interest	$0.98	$0.11	$2.05	$0.40

Anti-dilutive non-qualified stock options and restricted common share awards(1)	0.1	-	-	-

(1)
These non-qualified stock options and restricted common share awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Earnings per common share was calculated based on the weighted-average number of common shares outstanding. Earnings per diluted common share included the weighted-average effect of dilutive restricted common shares and non-qualified stock options on the weighed-average shares outstanding. Prior to the third quarter of fiscal 2024, earnings per common share was based on the 49.3 million Worthington Steel common shares distributed to the Former Parent's shareholders on December 1, 2023. The same number of common shares is being utilized for the calculation of basic and diluted earnings per common share for all periods presented prior to the Separation. After the Separation, actual outstanding common shares are used to calculate both basic and diluted weighted-average number of common shares outstanding.

Note M – Acquisitions

Voestalpine Automotive Components Nagold GmbH & Co. KG

On November 16, 2023, the Company acquired Voestalpine Automotive Components Nagold GmbH & Co. KG (“Voestalpine”), including its lamination stamping facility in Nagold, Germany and related assets, for net cash consideration of $21.0 million and the assumption of a $0.9 million pension liability. Voestalpine produces automotive and electrical steel lamination stampings in Europe. The total purchase consideration was preliminarily allocated primarily to tangible assets, consisting of $12.3 million of property, plant and equipment and $9.0 million of net working capital, with $0.6 million recognized as goodwill.

The information included in the preliminary allocation of the purchase price was derived using estimates of the fair value and useful lives of the assets acquired. As a result of final purchase accounting adjustments, the total purchase consideration was updated. The purchase consideration consisted of $12.6 million of property, plant and equipment and $8.2 million of net working capital, with $1.1 million recognized as goodwill. Thus, the final purchase accounting adjustments consisted of $0.3 million of property, plant and equipment and $(0.8) million of net working capital, with $0.5 million to goodwill. There was no change in the valuation of the pension liability.

The purchase price includes the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value. The purchase price also includes strategic benefits specific to the Company, which resulted in a purchase price in excess of the fair value of the identifiable net assets. The goodwill resulting from the acquisition will be deductible for income tax purposes.

The results of operations of Voestalpine have been included in the consolidated and combined statements of earnings since the date of acquisition. Proforma results, including the acquired business since the beginning of fiscal 2023, would not be materially different from the reported results.

Note N – Derivative Financial Instruments and Hedging Activities

The Company utilizes derivative financial instruments to primarily manage exposure to certain risks related to its ongoing operations. The primary risk managed through the use of derivative financial instruments is commodity price risk. While certain of the Company’s derivative financial instruments are designated as hedging instruments, the Company also enters into derivative financial instruments that are designed to hedge a risk, but are not designated as hedging instruments and, therefore, do not qualify for hedge accounting. These derivative financial instruments are adjusted to current fair value through earnings at the end of each period.

Commodity Price Risk Management – The Company is exposed to changes in the price of certain commodities, including steel, zinc and other raw materials, and the Company’s utility requirements. The objective is to reduce earnings and cash flow volatility associated with forecasted purchases and sales of these commodities to allow management to focus its attention on business operations. Accordingly, the Company enters into derivative financial instruments to manage the associated price risk.

The Company is exposed to counterparty credit risk on all of its derivative financial instruments. Accordingly, the Company has established and maintains strict counterparty credit guidelines. The Company has credit support agreements in place with certain counterparties to limit the Company’s credit exposure. These agreements require either party to post cash collateral if its cumulative market position exceeds a predefined liability threshold. Amounts posted to the margin accounts accrue interest at market rates and are required to be refunded in the period in which the cumulative market position falls below the required threshold. The Company does not have significant exposure to any one counterparty, and management believes the overall risk of loss is remote and, in any event, would not be material.

Refer to “Note O – Fair Value” for additional information regarding the accounting treatment for the Company’s derivative financial instruments, as well as how fair value is determined.

The following table summarizes the fair value of the derivative financial instruments and the respective lines in which they were recorded in the consolidated and combined balance sheet at February 29, 2024:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(In millions)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$0.2	Accounts payable	$3.7
	Other assets	-	Other liabilities	-
Total		$0.2		$3.7

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$3.7	Accounts payable	$5.4
	Other assets	-	Other liabilities	-
Total		$3.7		$5.4

Total derivative financial instruments		$3.9		$9.1

The amounts in the table above reflect the fair value of the derivative financial instruments on a net basis where allowable under master netting arrangements. Had these amounts been recognized on a gross basis, the impact would have been a $3.1 million increase in receivables with a corresponding increase in accounts payable.

The following table summarizes the fair value of the derivative financial instruments and the respective lines in which they were recorded in the consolidated and combined balance sheet at May 31, 2023:

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

The amounts in the table above reflect the fair value of the derivative financial instruments on a net basis where allowable under master netting arrangements. Had these amounts been recognized on a gross basis, the impact would have been a $7.3 million increase in receivables with a corresponding increase in accounts payable.

Cash Flow Hedges

The Company enters into derivative financial instruments to hedge its exposure to changes in cash flows attributable to commodity price fluctuations associated with certain forecasted transactions. These derivative financial instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on each of these derivative financial instruments is reported as a component of OCI and reclassified into earnings in the same line associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative financial instrument is recognized in earnings immediately.

The following table summarizes the Company’s cash flow hedges outstanding at February 29, 2024:

	Notional
(In millions)	Amount	Maturity Date
Commodity contracts	$40.7	March 2024 – December 2024

The following table summarizes the Company’s cash flow hedges outstanding at May 31, 2023:

	Notional
(In millions)	Amount	Maturity Date
Commodity contracts	$53.0	June 2023 – September 2024

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into net earnings for derivative financial instruments designated as cash flow hedges for the periods presented:

(In millions)	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Net Earnings	Gain (Loss) Reclassified from AOCI into Net Earnings
For the three months ended February 29, 2024:
Commodity contracts	$(8.6)	Cost of goods sold	$0.1
Total	$(8.6)		$0.1

For the three months ended February 28, 2023:
Commodity contracts	$26.0	Cost of goods sold	$(6.1)
Total	$26.0		$(6.1)

For the nine months ended February 29, 2024:
Commodity contracts	$2.7	Cost of goods sold	$7.3
Total	$2.7		$7.3

For the nine months ended February 28, 2023:
Commodity contracts	$4.7	Cost of goods sold	$(13.3)
Total	$4.7		$(13.3)

The estimated net amount of the losses recognized in AOCI at February 29, 2024, expected to be reclassified into net earnings within the succeeding 12 months is $1.3 million (net of tax of $0.3 million). This amount was computed using the fair value of the cash flow hedges at February 29, 2024, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2024 and May 31, 2025.

Economic (Non-designated) Hedges

The Company enters into certain commodity contracts that do not qualify for hedge accounting treatment. Accordingly, these derivative financial instruments are adjusted to current market value at the end of each period through gain (loss) recognized in earnings.

The following table summarizes the Company’s economic (non-designated) derivative financial instruments outstanding at February 29, 2024:

	Notional
(In millions)	Amount	Maturity Date(s)
Commodity contracts	$37.3	March 2024 – February 2025

The following table summarizes the Company’s economic (non-designated) derivative financial instruments outstanding at May 31, 2023:

	Notional
(In millions)	Amount	Maturity Date(s)
Commodity contracts	$2.4	June 2023 – December 2024

The following table summarizes the loss recognized in earnings for economic (non-designated) derivative financial instruments for the periods presented:

		Loss Recognized
		In Earnings for the
		Three Months Ended
	Location of Loss	February 29,	February 28,
(In millions)	Recognized in Earnings	2024	2023
Commodity contracts	Cost of goods sold	$(2.1)	$(10.8)
Total		$(2.1)	$(10.8)

		Loss Recognized
		in Earnings for the
		Nine Months Ended
	Location of Loss	February 29,	February 28,
(In millions)	Recognized in Earnings	2024	2023
Commodity contracts	Cost of goods sold	$(1.3)	$(14.6)
Total		$(1.3)	$(14.6)

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

Level 1 – Quoted prices (unadjusted) in active markets for identical assets and liabilities that the reporting entity can assess at the measurement date.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset liability, either directly or indirectly.

Level 3 – Unobservable inputs for the asset or liability that are significant to the fair value of the assets and liabilities (i.e., allowing for situations in which there is little or no market activity for the asset or liability at the measurement date).

Recurring Fair Value Measurements

At February 29, 2024, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative financial instruments (1)	$-	$3.9	$-	$3.9
Total assets	$-	$3.9	$-	$3.9

Liabilities
Derivative financial instruments (1)	$-	$9.1	$-	$9.1
Total liabilities	$-	$9.1	$-	$9.1

(1)
The fair value of the Company’s derivative financial instruments is based on the present value of the expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Market observable, Level 2 inputs are used to determine the present value of the expected future cash flows. Refer to “Note N – Derivative Financial Instruments and Hedging Activities” for additional information regarding the use of derivative financial instruments.

At May 31, 2023, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative financial instruments (1)	$-	$2.3	$-	$2.3
Total assets	$-	$2.3	$-	$2.3

Liabilities
Derivative financial instruments (1)	$-	$9.8	$-	$9.8
Total liabilities	$-	$9.8	$-	$9.8

(1)
The fair value of the Company’s derivative financial instruments is based on the present value of the expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Market observable, Level 2 inputs are used to determine the present value of the expected future cash flows. Refer to “Note N – Derivative Financial Instruments and Hedging Activities” for additional information regarding the use of derivative financial instruments.

Non-Recurring Fair Value Measurements

At February 29, 2024, there were no assets measured at fair value on a non-recurring basis on the consolidated and combined balance sheet.

At May 31, 2023, the Company’s assets measured at fair value on a non-recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Long-lived assets held for sale (1)	$-	$2.6	$-	$2.6
Total assets	$-	$2.6	$-	$2.6

(1)
Comprised of the following: (a) idled equipment at the manufacturing facility in Taylor, Michigan; and (b) the net assets of the Company’s former WSCP toll processing facility in Cleveland, Ohio.

The fair value of non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, accounts payable, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate carrying value due to their short-term nature.

The Former Parent’s note receivable associated with the TWB Term Loan was contributed to us in connection with the Separation on December 1, 2023. As a result, the TWB Term Loan balance was eliminated in consolidation following the Separation; therefore, no related amounts were reflected on the Company's consolidated and combined financial statements as of February 29, 2024.

Market pricing for the long-term debt with the Former Parent is not available; however, based on the stated interest rate and tenor as well as the market movements since issuance, the Company does not believe fair value would be materially different from the carrying value of the TWB Term Loan (including current maturities), which was $20.0 million at May 31, 2023.

The remaining carrying value of debt was $147.2 million at February 29, 2024, and relates to the Credit Facility, which due to its short-term nature, approximates fair value. The Credit Facility was entered into as of November 30, 2023, therefore, there were no borrowings under the Credit Facility at May 31, 2023.

Note P – Related Party Transactions

Prior to the Separation, the Company was managed and operated in the normal course of business by the Former Parent. Transactions through November 30, 2023 between the Former Parent and the Company have been accounted for as related party transactions in the accompanying consolidated and combined financial statements, as described below.

Subsequent to the Separation, transactions between the Former Parent and the Company were accounted for under the applicable GAAP, including those subject to agreements entered into with the Former Parent. See “Note A – Description of Business, The Separation, Agreements with the Former Parent and Separation Costs, and Basis of Presentation” for additional information. The material related party transactions have been disclosed below.

Allocation of General Corporate Costs

The Company had historically operated as part of the Former Parent and not as a stand-alone company. Prior to the Separation, certain support functions were provided to the Company on a centralized basis from the Former Parent, including information technology, human resources, finance, and corporate operations, amongst others, profit sharing and bonuses, and respective surpluses and shortfalls of various planned insurance expenses. For purposes of these consolidated and combined financial statements, these corporate and other shared costs have been attributed to the Company on the basis of direct usage when identifiable, with the remainder allocated on the basis of headcount or profitability, considering the characteristics of each respective cost. Management believes the assumptions regarding the allocation of the Former Parent’s general corporate expenses are reasonable. Nevertheless, the consolidated and combined financial statements may not include all of the actual expenses that would have been incurred and may not reflect consolidated and combined results of operations, financial position and cash flows had it been a stand-alone public company during the periods presented. Substantially all of the allocated corporate costs are included in SG&A in the consolidated and combined statements of earnings.

The Company’s allocated expenses from the Former Parent, which are substantially recorded in SG&A in the consolidated and combined statements of earnings, were $38.5 million for the nine months ended February 29, 2024, all of which were incurred prior to the Separation. The allocated expenses from the Former Parent were $18.7 million and $50.8 million for the three months and nine months ended February 28, 2023, respectively.

Following the Separation, the Company independently incurs expenses as a stand-alone company and corporate expenses from the Former Parent are no longer allocated to the Company; therefore, no related amounts were reflected on the Company's consolidated and combined financial statements for the three months ended February 29, 2024.

Attribution of Separation Costs

The Former Parent incurred Separation Costs that were directly attributed to the Company to the extent incurred to its direct benefit and are presented separately in the consolidated and combined statements of earnings.

Following the Separation, the Company incurred incremental costs related to the Separation, which are reflected on the Company's consolidated and combined statements of earnings. See “Note A – Description of Business, The Separation, Agreements with the Former Parent and Separation Costs, and Basis of Presentation” for additional information.

Net Sales to the Former Parent

Prior to the Separation, the Company’s net sales to the Former Parent were considered sales on a carve-out basis, and were included within the Net sales within the combined statements of earnings. Net sales to the Former Parent totaled $19.3 million for the three months ended November 30, 2023, and $43.8 million for the six months ended November 30, 2023. The net sales to the Former Parent were $26.4 million and $62.1 million for the three months and nine months ended February 28, 2023, respectively.

Following the Separation, the Company’s net sales to the Former Parent are subject to the long-term Steel Supply Agreement and are included within the Net sales within the consolidated statement of earnings. Net sales to the Former Parent totaled $20.3 million for the three months ended February 29, 2024.

Due to/from the Former Parent

Given that cash was managed centrally, long-term intercompany financing arrangements were used to fund expansion or certain working capital needs. Excluding the TWB Term Loan discussed in “Note H – Debt”, debt resulting from these long-term intercompany financing arrangements has been reflected in Net Investment by the Former Parent within equity.

Amounts due to the Former Parent under the TWB Term Loan totaled $20.0 million at May 31, 2023, all of which is presented in current maturities of long-term debt due to the Former Parent in the corresponding consolidated and combined balance sheet.

The Former Parent’s note receivable associated with the TWB Term Loan was contributed to the Company in connection with the Separation on December 1, 2023. As a result, the term loan balance was eliminated in consolidation following the Separation; therefore, no related amounts were reflected on the Company's consolidated and combined financial statements as of February 29, 2024, and for the three months ended February 29, 2024.

The corresponding interest expense, which accrued at a rate of 5.0% per annum, was $0.5 million for the six months ended November 30, 2023. Interest expense for the three months ended February 29, 2024, was eliminated in consolidation. The corresponding interest expense was $0.4 million and $0.9 million in the three months and nine months ended February 28, 2023, respectively. Refer to “Note H – Debt” for additional information.

As of February 29, 2024, the outstanding accounts receivable balance with the Former Parent equaled $10.8 million as a result of the net sales to the Former Parent described above.

Net Investment by the Former Parent

Prior to the Separation, related party transactions between the Former Parent and the Company have been included within Net Investment by the Former Parent in the consolidated and combined balance sheets in the periods presented as these related party transactions were part of the centralized cash management program and were not settled in cash. Net Investment by the Former Parent in the consolidated and combined balance sheet and consolidated and combined changes in Equity within “Note J – Changes in Equity” represents the Former Parent’s historical investment in the Company, the net effect of transactions with and allocations from the Former Parent, and its retained earnings.

Net transfers from/(to) the Former Parent, excluding the $150.0 million distribution, are included within Net Investment by the Former Parent. The reconciliation of total net transfers to and from the Former Parent to the corresponding amount presented in the Consolidated and Combined Statement of Cash Flows are as follows:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(In millions)	2024	2023	2024	2023
Total net transfers from/(to) the Former Parent per consolidated and combined changes in equity	$11.4	$(96.3)	$(32.7)	$(129.6)
Less: non-cash net asset contribution from the Former Parent	7.6	-	7.6	-
Less: depreciation expense allocated from the Former Parent	-	0.5	1.2	1.8
Less: stock-based compensation	-	2.7	6.1	7.3
Total net transfers from/(to) the Former Parent per consolidated and combined statement of cash flows	$3.8	$(99.5)	$(47.6)	$(138.7)

Note Q – Subsequent Events

On March 21, 2024, Worthington Steel's Board of Directors (the “Board”) declared a quarterly cash dividend of $0.16 per common share payable on June 28, 2024, to shareholders of record at the close of business on June 14, 2024.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected statements contained in this “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) constitute “forward-looking statements” as that term is used in the PSLRA. Such forward-looking statements are based, in whole or in part, on management’s beliefs, estimates, assumptions and currently available information. For a more detailed discussion of what constitutes a forward-looking statement and of some of the factors that could cause actual results to differ materially from such forward-looking statements, please refer to the “Safe Harbor Statement” in the beginning of this Form 10-Q and “Part I – Item 1A. – Risk Factors” of the Form 10.

Unless otherwise indicated, all Note references contained in this MD&A refer to the Notes to Consolidated and Combined Financial Statements included in “Part I – Item 1. – Financial Statements” of this Form 10-Q.

Introduction

The following discussion and analysis of market and industry trends, business developments, and the results of our operations and financial position, should be read in conjunction with our consolidated and combined financial statements and notes thereto included in “Part I – Item 1. – Financial Statements” of this Form 10-Q. The Form 10 includes additional information about our business, operations and consolidated and combined financial position and should be read in conjunction with this Form 10-Q. This MD&A is designed to provide a reader with material information relevant to an assessment of our financial condition and results of operations and to allow investors to view the Company from the perspective of management.

Basis of Presentation

Worthington Steel was formed as an Ohio corporation on February 28, 2023, for the purpose of receiving, pursuant to a reorganization, all of the outstanding equity interests of the steel processing business of Worthington Enterprises. On December 1, 2023, the Separation was completed and Worthington Steel became an independent, publicly traded company. Our financial statements for the periods until the Separation on December 1, 2023, are combined financial statements prepared on a carve-out basis as discussed below. Our financial statements for the periods beginning on and after December 1, 2023, are consolidated financial statements based on the reported results of the Company as a stand-alone company. Accordingly, the third quarter of fiscal 2024 included consolidated and combined financial statements, whereas all prior periods included combined financial statements. For additional information, see “Note A – Description of Business, The Separation, Agreements with the Former Parent and Separation Costs, and Basis of Presentation.”

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

Our operations are managed principally on a products and services basis under a single group organizational structure. We own controlling interests in the following operating joint ventures: Spartan, TWB Company, and WSCP. We also own a controlling interest in WSP, which became a non-operating joint venture in October 2022, when we completed the divestiture its remaining net assets. The net assets and operating results of these joint ventures are consolidated with the equity owned by the minority joint venture member shown as “Noncontrolling interests” in our consolidated and combined balance sheets, and the noncontrolling interest in net earnings and OCI shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated and combined statements of earnings and consolidated and combined statements of comprehensive income (loss), respectively. Our remaining joint venture, Serviacero Worthington, is unconsolidated and accounted for using the equity method.

Recent Business Developments

•
On December 1, 2023, in connection with the Separation, we paid a $150.0 million distribution to the Former Parent.
•
On March 13, 2024, TWB signed a licensing agreement with ArcelorMittal Tailored Blanks for a patented ablation technology that will expand our capabilities in North America.
•
On March 21, 2024, the Board declared a quarterly cash dividend of $0.16 per common share payable on June 28, 2024 to shareholders of record at the close of business on June 14, 2024.

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

General Economic and Market Conditions

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of net sales by end market for the three months and nine months ended February 29, 2024, and February 28, 2023 is illustrated below:

	Three months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Automotive	50%	52%	52%	49%
Construction	13%	11%	13%	13%
Agriculture	5%	6%	4%	6%
Heavy Trucks	5%	4%	5%	5%
Machinery & Equipment	8%	10%	8%	10%
Other	19%	17%	18%	17%
Total	100%	100%	100%	100%

The automotive industry is one of the largest consumers of flat-rolled steel in North America, and thus the largest end market for us and our unconsolidated joint venture, Serviacero Worthington. North American vehicle production, including Ford, General Motors and Stellantis North America (the “Detroit Three automakers”), is a leading indicator of automotive demand. North American vehicle production was up in the third quarter of fiscal 2024 compared to the same period in fiscal 2023.

Our remaining net sales are to other markets such as agricultural, appliance, construction, container, energy, heavy truck, HVAC, industrial electric motor, generator, and transformer. Given the many different products that make up our net sales and the wide variety of end markets we service, it is very difficult to isolate the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. gross domestic product growth is a reasonable macroeconomic indicator for analyzing the demand of our end markets. A combination of rising interest rates and general economic uncertainty has negatively affected demand in these end markets.

Although inflationary pressures have abated somewhat during fiscal 2024, as compared to the levels experienced throughout fiscal 2022 and fiscal 2023, they continue to negatively impact our business in the form of higher input and conversion costs as well as higher overall SG&A. Interest rates remain high, which have had and could continue to have a negative impact on the economy and various end markets that we serve, as well as overall domestic steel demand.

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended			Nine Months Ended
	February 29,	February 28,		February 29,	February 28,
	2024	2023 (1)	Inc/ (Dec)	2024	2023 (1)	Inc/ (Dec)
U.S. GDP (% growth year-over-year)	3.0%	1.0%	2.0%	2.6%	1.6%	1.0%
Hot-Rolled Steel ($ per ton) (2)	$1,030	$720	$310	$885	$814	$71
Detroit Three Auto Build (000's vehicles) (3)	1,583	1,607	(24)	4,977	5,078	(101)
No. America Auto Build (000's vehicles) (3)	3,710	3,501	209	11,747	10,876	871
Zinc ($ per pound) (4)	$1.12	$1.44	$(0.32)	$1.11	$1.45	$(0.34)
Natural Gas ($ per mcf) (5)	$2.37	$3.94	$(1.57)	$2.63	$6.19	$(3.56)
On-Highway Diesel Fuel Prices ($ per gallon) (6)	$3.96	$4.57	$(0.61)	$4.14	$5.05	$(0.91)

(1)
2023 figures are based on revised actuals
(2)
CRU Hot-Rolled Index: period average
(3)
S&P Global
(4)
LME Zinc; period average
(5)
NYMEX Henry Hub Natural Gas; period average
(6)
Energy Information Administration; period average

Sales to one automotive customer represented 13.2% and 17.6% of our consolidated and combined net sales during the third quarter of fiscal 2024 and 2023, respectively. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers.

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

Impact of Raw Material Prices

Our principal raw material is flat-rolled steel, including electrical steel, which we purchase in coils from integrated steel mills and mini-mills. The steel industry as a whole has been cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. This volatility can significantly affect our steel costs. In an environment of increasing prices for steel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers. To the extent we are able to pass on to our customers future price increases in raw materials, this could positively affect our financial results resulting in inventory holding gains. To the extent we are unable to pass on to our customers future price increases in raw materials, our financial results could be adversely affected. Also, if steel prices decrease, in general, competitive conditions may impact how quickly we must reduce our prices to our customers, and we could be forced to use higher-priced raw materials to complete orders for which the selling prices have decreased, which results in inventory holding losses. Declining steel prices could also require us to write-down the value of our inventories to reflect current market pricing. Further, the number of suppliers has decreased in recent years due to industry consolidation and the financial difficulties of certain suppliers, and consolidation may continue. Accordingly, if delivery from a major steel supplier is disrupted, it may be more difficult to obtain an alternative supply than in the past.

The market price of our products is closely related to the price of Hot Rolled Coil (HRC). The price of benchmark HRC is primarily affected by the demand for steel and the cost of raw materials. Steel prices declined throughout most of fiscal 2023 before increasing significantly in the fourth quarter of fiscal 2023 on production cuts at major steel mills and the replenishment of inventories in major end markets. Steel prices declined in the first and second quarters of fiscal 2024 before increasing in the third quarter. The increase in steel prices in the third quarter largely offset the decrease in the first six months of fiscal 2024. Steel prices have since declined from the third quarter of fiscal 2024.

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

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2024 (first, second, and third quarters), fiscal 2023, and fiscal 2022:

	Fiscal Year
(Dollars per ton) (1)	2024	2023	2022
1st Quarter	$879	$978	$1,762
2nd Quarter	$747	$742	$1,888
3rd Quarter	$1,030	$720	$1,421
4th Quarter	N/A	$1,116	$1,280
Annual Avg.	$885	$889	$1,588

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

Results of Operations

Third Quarter – Fiscal 2024 Compared to Fiscal 2023

The following table presents a review of the results of operations for the three months ended February 29, 2024, and February 28, 2023.

	Three Months Ended
	February 29,	February 28,	Increase/
(In millions, except volume and per common share amounts)	2024	2023	(Decrease)
Volume (tons)	985,668	944,851	40,817
Net sales	$805.8	$780.7	$25.1
Operating income	66.3	9.5	56.8
Equity income	2.9	(0.2)	3.1
Net earnings attributable to controlling interest	49.0	5.4	43.6
Earnings per diluted common share attributable to controlling interest (1)	$0.98	$0.11	$0.87

(1)
On December 1, 2023, there were approximately 49.3 million Worthington Steel common shares outstanding following the Distribution. The computation of basic and diluted earnings per common share for all periods through November 30, 2023, was calculated using this same number of common shares outstanding since no Worthington Steel equity awards were outstanding as of the Distribution Date and is net of Net earnings attributable to noncontrolling interest which is fully associated with continuing operations.

Net sales totaled $805.8 million in the third quarter of fiscal 2024, up $25.1 million, compared to the third quarter of fiscal 2023, primarily due to higher average selling prices and, to a lesser extent, higher volumes. The mix of direct versus toll volumes was 55% to 45% in the third quarter of fiscal 2024, compared to 56% to 44% in the prior year quarter.

Gross Margin

	Three Months Ended
	February 29,	% of	February 28,	% of	Increase/
(In millions)	2024	Net sales	2023	Net sales	(Decrease)
Gross margin	$120.1	14.9%	$63.2	8.1%	$56.9

Gross margin increased $56.9 million over the prior year quarter to $120.1 million, due primarily to favorable direct spreads and higher volume. Direct spreads, up $52.9 million, benefited from a $45.9 million change from $26.6 million in estimated inventory holding losses in the third quarter of fiscal 2023 compared to estimated holding gains of $19.3 million in the third quarter of fiscal 2024.

Selling, General and Administrative Expense

	Three Months Ended
	February 29,	% of	February 28,	% of	Increase/
(In millions)	2024	Net sales	2023	Net sales	(Decrease)
Selling, general and administrative expense	$52.8	6.6%	$49.7	6.4%	$3.1

SG&A increased $3.1 million over the prior year quarter primarily due to increased compensation and benefit costs as a result of being a stand-alone company.

Other Operating Items

	Three Months Ended
	February 29,	February 28,	Increase/
(In millions)	2024	2023	(Decrease)
Separation Costs	1.0	4.0	(3.0)

Separation Costs decreased by $3.0 million in the third quarter of fiscal 2024 as the Separation was finalized on December 1, 2023.

Miscellaneous Income, Net

	Three Months Ended
	February 29,	February 28,	Increase/
(In millions)	2024	2023	(Decrease)
Miscellaneous income (expense), net	$0.1	$1.3	$(1.2)

Miscellaneous income decreased $1.2 million from the prior year quarter primarily due to a reduction in foreign currency remeasurement gains generated by Tempel’s operations in Mexico and Canada.

Interest Expense, Net

	Three Months Ended
	February 29,	February 28,	Increase/
(In millions)	2024	2023	(Decrease)
Interest expense, net	$2.9	$0.5	$2.4

Interest expense increased $2.4 million from the third quarter of fiscal 2023, primarily due to higher average debt levels associated with the borrowings under the Credit Facility utilized to fund the $150.0 million distribution to the Former Parent. Refer to “Note H – Debt” for additional information.

Equity Income

	Three Months Ended
	February 29,	February 28,	Increase/
(In millions)	2024	2023	(Decrease)
Serviacero Worthington	$2.9	$(0.2)	$3.1

Equity income at Serviacero Worthington increased $3.1 million from the third quarter of fiscal 2023, driven by higher direct volume and improved direct spreads.

Income Taxes

	Three Months Ended
	February 29,	Effective	February 28,	Effective	Increase/
(In millions)	2024	Tax Rate	2023	Tax Rate	(Decrease)
Income tax expense	$14.0	22.2%	$0.8	13.1%	$13.2

Income tax expense was $14.0 million in the current year period compared to $0.8 million in the prior year period. The increase in income tax expense was primarily driven by higher pre-tax earnings. The income tax expense in the current quarter resulted in an effective tax rate of 22.2%, compared to 13.1% for the prior year quarter. The prior year quarter was favorably impacted by certain discrete tax adjustments. For additional information regarding our income taxes, refer to “Note K – Income Taxes.”

Adjusted EBIT

We evaluate operating performance on the basis of adjusted earnings before interest and taxes (“adjusted EBIT”). EBIT, a non-GAAP financial measure, is calculated by adding interest expense and income tax expense to net earnings attributable to controlling interest. Adjusted EBIT excludes impairment and restructuring expense (income), but may also exclude other items, as described below, that management believes are not reflective of, and thus should not be included when evaluating the performance of our ongoing operations. Adjusted EBIT is a non-GAAP financial measure and is used by management to evaluate operating performance and engage in financial and operational planning because we believe that this financial measure provides additional perspective on the performance of our ongoing operations. Additionally, management believes these non-GAAP financial measures provide useful information to investors because they allow for meaningful comparisons and analysis of trends in our businesses and enable investors to evaluate operations and future prospects in the same manner as management.

The following table provides a reconciliation of net earnings attributable to controlling interest (the most comparable GAAP financial measure) to adjusted EBIT for the periods presented:

	Three Months Ended
	February 29,	February 28,
(In millions)	2024	2023
Net earnings attributable to controlling interest	$49.0	$5.4
Interest expense, net	2.9	0.5
Income tax expense	14.0	0.8
EBIT	65.9	6.7
Separation Costs (1)	1.0	4.0
Adjusted EBIT	$66.9	$10.7

(1)
Reflects the attribution to us of direct and incremental costs incurred in connection with the Separation. These costs have been directly attributed to us to the extent incurred to our direct benefit, and include third-party advisory fees, certain non-recurring employee-related costs and non-recurring costs associated with the separation of shared corporate functions.

Adjusted EBIT in the third quarter of fiscal 2024 was up $56.2 million over the third quarter of fiscal 2023 primarily due to favorable direct spreads. Direct spreads, up $52.9 million, benefited from a $45.9 million favorable change from an estimated $26.6 million inventory holding loss in the prior year quarter to an estimated $19.3 million inventory holding gain in the current year quarter.

Nine Months Year-to-Date – Fiscal 2024 Compared to Fiscal 2023

The following table presents a review of the results of operations for the nine months ended February 29, 2024 and February 28, 2023.

	Nine Months Ended
	February 29,	February 28,	Increase/
(In millions, except volume and per common share amounts)	2024	2023	(Decrease)
Volume (tons)	2,977,808	2,901,647	76,161
Net sales	$2,519.6	$2,723.7	$(204.1)
Operating income	127.2	30.5	96.7
Equity income	15.7	3.5	12.2
Net earnings attributable to controlling interest	101.5	19.8	81.7
Earnings per diluted common share attributable to controlling interest (1)	$2.05	$0.40	$1.65

(1)
On December 1, 2023, there were approximately 49.3 million Worthington Steel common shares outstanding following the Distribution. The computation of basic and diluted earnings per common share for all periods through November 30, 2023, was calculated using this same number of common shares outstanding since no Worthington Steel equity awards were outstanding as of the Distribution Date and is net of Net earnings attributable to noncontrolling interest which is fully associated with continuing operations.

Net sales totaled $2,519.6 million in the current year period, down $204.1 million from the prior year period, driven primarily by lower average selling prices. The mix of direct versus toll volumes was 56% to 44% in the current period, compared to 57% to 43% in the prior year period.

Gross Margin

	Nine Months Ended
	February 29,	% of	February 28,	% of	Increase/
(In millions)	2024	Net sales	2023	Net sales	(Decrease)
Gross margin	$308.8	12.3%	$186.3	6.8%	$122.5

Gross margin increased $122.5 million over the prior year period to $308.8 million, primarily driven by a $119.9 million increase in direct spreads, including an estimated $81.2 million favorable change from $81.2 million estimated inventory holding losses in the prior year period to zero estimated losses in the current period.

Selling, General and Administrative Expense

	Nine Months Ended
	February 29,	% of	February 28,	% of	Increase/
(In millions)	2024	Net sales	2023	Net sales	(Decrease)
Selling, general and administrative expense	$160.7	6.4%	$147.7	5.4%	$13.0

SG&A increased $13.0 million over the prior year period primarily due to increased compensation and benefit costs as a result of being a stand-alone company.

Other Operating Items

	Nine Months Ended
	February 29,	February 28,	Increase/
(In millions)	2024	2023	(Decrease)
Impairment of long-lived assets	$1.4	$0.3	$1.1
Restructuring and other income, net	-	4.2	(4.2)
Separation Costs	19.5	12.0	7.5

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

Miscellaneous Income, Net

	Nine Months Ended
	February 29,	February 28,	Increase/
(In millions)	2024	2023	(Decrease)
Miscellaneous income (expense), net	$1.6	$2.4	$(0.8)

Miscellaneous income decreased $0.8 million from the prior year period primarily due to a reduction in foreign currency remeasurement gains generated by Tempel’s operations in Mexico and Canada.

Interest Expense, Net

	Nine Months Ended
	February 29,	February 28,	Increase/
(In millions)	2024	2023	(Decrease)
Interest expense, net	$3.6	$2.7	$0.9

Interest expense increased $0.9 million from the prior year period primarily due to higher average debt levels associated with borrowings under the Credit Facility utilized to fund the $150.0 million distribution to the Former Parent, partially offset by a reduction of interest expense associated with the TWB Term Loan. Refer to “Note H – Debt” for additional information.

Equity Income

	Nine Months Ended
	February 29,	February 28,	Increase/
(In millions)	2024	2023	(Decrease)
Serviacero Worthington	$15.7	$3.5	$12.2

Equity earnings at Serviacero Worthington increased $12.2 million over the prior year period driven by improved direct spreads and, to a lesser extent, higher direct volume.

Income Taxes

	Nine Months Ended
	February 29,	Effective	February 28,	Effective	Increase/
(In millions)	2024	Tax Rate	2023	Tax Rate	(Decrease)
Income tax expense	$28.5	21.9%	$5.6	22.0%	$22.9

Income tax expense was $28.5 million for the current year period compared to $5.6 million for the prior year period. The increase in income tax expense was driven by higher pre-tax earnings. Income tax expense in the current year period resulted in an effective tax rate of 21.9% compared to 22.0% for the prior year period. For additional information regarding our income taxes, refer to “Note K – Income Taxes."

Adjusted EBIT

The following table provides a reconciliation of net earnings attributable to controlling interest (the most comparable GAAP financial measure) to adjusted EBIT for the periods presented:

	Nine Months Ended
	February 29,	February 28,
(In millions)	2024	2023
Net earnings attributable to controlling interest	$101.5	$19.8
Interest expense, net	3.6	2.7
Income tax expense	28.5	5.6
EBIT	133.6	28.1
Impairment of long-lived assets (1)	0.9	0.1
Restructuring and other income, net (2)	-	(2.4)
Separation Costs (3)	19.5	12.0
Adjusted EBIT	$154.0	$37.8

(1)
Impairment charges are excluded because they do not occur in the ordinary course of our ongoing business operations, are inherently unpredictable in timing and amount, and are non-cash, so their exclusion facilitates the comparison of historical, current and forecasted financial results. Non-cash impairment charges in both periods were driven by changes in the estimated fair market value less cost to sell related to ongoing efforts to divest certain production equipment WSCP’s former toll processing facility in Cleveland, Ohio, and excludes the noncontrolling interest portion of impairment of long-lived assets of $0.5 million and $0.2 million in the current year period and prior year period, respectively. A more detailed discussion of our impairment activity can be found elsewhere in this MD&A as well as in “Note D – Impairment of Long-Lived Assets.”
(2)
Restructuring activities consist of established programs that are not part of our ongoing operations, such as divestitures, closing or consolidating facilities, employee severance (including rationalizing headcount or other significant changes in personnel), and realignment of existing operations (including changes to management structure in response to underlying performance and/or changing market conditions). The net gain recognized in fiscal 2023 resulted primarily from the sale of WSP’s facility in Jackson, Michigan, and excludes the noncontrolling interest portion of restructuring and other income, net of $1.8 million in the prior year period.
(3)
Reflects the attribution to us of direct and incremental costs incurred in connection with the Separation. These costs have been directly attributed to us to the extent incurred to our direct benefit, and include third-party advisory fees, certain employee-related costs and non-recurring costs associated with the separation of shared corporate functions.

Adjusted EBIT was up $116.2 million over the prior year period primarily due to favorable direct spreads, up $119.9 million, including an estimated $81.2 million favorable change in inventory holding losses and, to a lesser extent, a $12.2 million increase in equity earnings at Serviacero Worthington, partially offset by a $13.0 million increase in SG&A compared to the prior year period.

Liquidity and Capital Resources

Historically, we financed our working capital requirements through cash flows from operating activities and arrangements with the Former Parent. Upon completion of the Separation, we ceased such arrangements with the Former Parent. Our capital structure, long-term commitments, and liquidity sources have thus changed from our prior practices. Our ability to fund our operating needs is dependent upon our ability to continue to generate positive cash flow from operations, and on our ability to maintain our debt financing on acceptable terms. We have secured debt financing independent from the Former Parent given the debt financing of the Former Parent is no longer accessible following the Separation. Management believes that our cash balances, the funds generated by our operating activities, as well as the funds accessible to us through our debt facilities provide the appropriate liquidity needed to meet our current and long-term obligations, including our strategic initiatives. However, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms in the future. A more detailed description regarding our capital structure changes can be found elsewhere in this MD&A as well as in the “Financing Activities” section below.

Our primary ongoing requirements for cash will be for working capital, funding of acquisitions, and capital expenditures. We believe that our sources of liquidity are adequate to fund our operations for the next 12 months and for the foreseeable future.

During the nine months ended February 29, 2024, we generated $163.9 million of cash from operating activities, invested $58.6 million in property, plant and equipment and used $21.0 million in an acquisition. On November 30, 2023, we received cash proceeds of $175.0 million from the Credit Facility, of which $150.0 million was used to fund the distribution to the Former Parent on December 1, 2023. This debt financing activity was a part of our overall debt activity, which resulted in $144.4 million in overall cash proceeds from the Credit Facility during the nine months ended February 29, 2024. Additionally, we transferred $47.6 million to the Former Parent. The following table summarizes our consolidated and combined cash flows for the periods presented.

	Nine Months Ended
	February 29,	February 28,
(In millions)	2024	2023
Net cash provided by operating activities	$163.9	$235.7
Net cash used in investing activities	(78.8)	(13.2)
Net cash used in financing activities	(57.0)	(209.9)
Increase (decrease) in cash and cash equivalents	28.1	12.6
Cash and cash equivalents at beginning of period	32.7	20.1
Cash and cash equivalents at end of period	$60.8	$32.7

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

Net cash provided by operating activities was $163.9 million during the nine months ended February 29, 2024, compared to $235.7 million during the nine months ended February 28, 2023. This change was primarily due to a $128.1 million reduction in cash from net operating working capital (accounts receivable, inventories, and accounts payable), driven by the reduction in average steel prices over the prior year period, and a $22.2 million increase in undistributed earnings from unconsolidated affiliate, partially offset by a $84.3 million increase in overall net earnings.

Investing Activities

Net cash used in investing activities was $78.8 million during the nine months ended February 29, 2024, compared to $13.2 million during the nine months ended February 28, 2023. A primary driver of net cash used in investing activities in both the current year and prior year periods was the result of capital expenditures, which equaled $58.6 million during the nine months ended February 29, 2024 and $36.4 million during the nine months ended February 28, 2023. Additionally, we paid $21.0 million, net of cash acquired, for the acquisition of Voestalpine in the current year period. See Note M – “Acquisitions” for further information. The prior year period included $23.2 million proceeds from sale of assets, primarily related to proceeds from the divesture of WSP's facility in Jackson, Michigan.

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

Financing Activities

Net cash used in financing activities was $57.0 million during the nine months ended February 29, 2024, compared to net cash used in financing activities of $209.9 million during the nine months ended February 28, 2023. The decrease in cash used by financing activities was primarily due to lower transfers to the Former Parent in connection with the centralized cash management program utilized prior to the Separation and repayment of other debt. The current year period included increased net short-term borrowings of $144.4 million, primarily from our Credit Facility (see the “Revolving credit facility” section below) to fund the $150.0 million distribution to the Former Parent.

As part of the Separation, the Former Parent made a contribution of certain assets and liabilities, including cash and cash equivalents of $3.8 million to Worthington Steel.

Revolving credit facility – On November 30, 2023, we entered into the Credit Facility. The Credit Facility allows for borrowings of up to $550.0 million, to the extent secured by eligible accounts receivable and inventory balances at period end, which consist primarily of U.S. Dollar denominated account balances. Individual amounts drawn under the Credit Facility will have interest periods of up to six months and will accrue interest at rates equal to an applicable margin over the applicable Term SOFR Rate, plus a SOFR adjustment. We incurred approximately $2.7 million of issuance costs, of which $2.5 million will be amortized to interest expense over the five-year Credit Facility term and are reflected in other assets. As of November 30, 2023, $175.0 million was outstanding under the Credit Facility, of which $150.0 million was paid to the Former Parent on December 1, 2023, in connection with the Separation.

As of February 29, 2024, we were in compliance with the financial covenants of our financial debt agreements. Our debt agreements do not include credit rating triggers. There were $147.2 million outstanding borrowings drawn against our Credit Facility at February 29, 2024. Under the Credit Facility, we may extend current borrowings up to the maturity date subject to the eligible borrowing base.

On March 21, 2024, the Board declared a quarterly dividend of $0.16 per common share payable on June 28, 2024, to shareholders of record at the close of business on June 14, 2024.

Dividend Policy

We currently have no material contractual or regulatory restrictions on the payment of dividends. Dividends are declared at the discretion of the Board. The Board reviews the dividend quarterly and establishes the dividend rate based upon our consolidated and combined financial condition, results of operations, capital requirements, current and projected cash flows, business prospects, and other relevant factors. There is no guarantee that we will continue the payments of dividends in the future or that any dividends declared by the Board in the future will be similar in amount or timing to any dividends previously declared by the Board.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated and combined financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated and combined financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting estimates are defined as those that reflect our significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, our consolidated and combined financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies. Our critical accounting estimates have not significantly changed from those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of the Form 10.

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

Management, under the supervision of and with the participation of Worthington Steel’s principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q (the quarterly period ended February 29, 2024). Based on that evaluation, Worthington Steel’s principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the quarterly period covered by this Form 10-Q.

Changes in Internal Control Over Financial Reporting

Following the Separation, new corporate and governance functions, such as finance, tax, information technology, human resources, treasury and legal, have been implemented to meet all regulatory requirements for a stand-alone public company.

Apart from the foregoing changes, there were no changes that occurred during the period covered by this Form 10-Q (the quarterly period ended February 29, 2024) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. – Legal Proceedings

We are involved in various judicial and administrative proceedings, as both plaintiff and defendant, arising in the ordinary course of business. We do not believe that any such proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operation or cash flows.

Item 1A. – Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “PART I – Item 1A. – Risk Factors” of the Form 10 available at www.sec.gov or at www.worthingtonsteel.com, we included a detailed discussion of our risk factors. Our risk factors have not changed significantly from those disclosed in the Form 10. These risk factors should be read carefully in connection with evaluating our business and investments in the common shares and in connection with the forward-looking statements and other information contained in this Form 10-Q. Any of the risks described in the Form 10 could materially affect our business, consolidated and combined financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in the Form 10 are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, consolidated and combined financial condition and/or future results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no equity securities of Worthington Steel sold by Worthington Steel during the period covered by this Form 10-Q, that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Common shares withheld to cover tax withholding obligations in connection with the vesting of restricted common shares are treated as common share repurchases. Those withheld common shares are not considered common share repurchases under an authorized common share repurchase plan. The table below provides information regarding common shares withheld from our employees to satisfy minimum statutory tax withholding obligations arising from the vesting of restricted common shares. The presentation of the table below and related footnote represents full common share amounts.

Total Number of
Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs (1)	Plans or Programs (2)
December 1-31, 2023	-	$-	-	-
January 1-31, 2024	-	-	-	-
February 1-29, 2024	4,454	30.37	-	-
Total	4,454	$30.37	-

(1)
There were no common shares purchased during the period presented as part of publicly announced plans or programs.
(2)
No publicly announced plans or programs existed for the period presented.

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

During the third quarter of fiscal 2024, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. – Exhibits

Exhibit No.	Description

2.1

Separation and Distribution Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 5, 2023)

3.1	Amended Articles of Incorporation of Worthington Steel, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 5, 2023)

3.2	Amended Regulations of Worthington Steel, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 5, 2023)

10.1

Transition Services Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2023)

10.2

Tax Matters Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2023)

10.3

Employee Matters Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2023)

10.4

Trademark License Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2023)

10.5

WBS License Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2023)

10.6+

Steel Supply Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2023)

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2023)

10.8

Revolving Credit and Security Agreement, dated November 30, 2023, by and among Worthington Steel, Inc., the other guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Agent (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2023)

10.9	Worthington Steel, Inc. 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2023)

10.10

Worthington Steel, Inc. 2023 Equity Incentive Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2023)

10.11	Worthington Steel, Inc. Non-Qualified Deferred Compensation Plan

10.12	Worthington Steel, Inc. Deferred Compensation Plan for Directors

10.13	Worthington Steel, Inc. Retirement Plan (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2023)

10.14†	Form of Special Performance Share Retention Award Agreement under the Worthington Steel, Inc. 2023 Long-Term Incentive Plan

31.1*	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)

31.2*	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)

32.1**	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Linkbase Documents

104

Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2024, formatted in Inline XBRL (is included within the Exhibit 101 attachments).

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

# Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Steel are the following documents formatted in Inline XBRL (Extensible Business Reporting Language):

(i)
Consolidated and Combined Balance Sheets at February 29, 2024, and May 31, 2023;
(ii)
Consolidated and Combined Statements of Earnings for the three months and nine months ended February 29, 2024, and February 28, 2023;
(iii)
Consolidated and Combined Statements of Comprehensive Income for the three months and nine months ended February 29, 2024, and February 28, 2023;
(iv)
Consolidated and Combined Statements of Cash Flows for the three months and nine months ended February 29, 2024, and February 28, 2023; and
(v)
Condensed Notes to Consolidated and Combined Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON STEEL, INC.

Date: April 12, 2024	By:	/s/ Timothy A. Adams
Timothy A. Adams,
Vice President and Chief Financial Officer
(On behalf of the Registrant as Duly Authorized Officer and as Principal Financial Officer)