Form 10-K
period 2024-05-31
Worthington Steel, Inc.
filed 2024-08-02
CIK 1968487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 001-41830

WORTHINGTON STEEL, INC.

(Exact name of registrant as specified in its charter)

Ohio	92-2632000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Old Wilson Bridge Road, Columbus, Ohio	43085
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (614) 840-3462

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, Without Par Value	WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of November 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common shares were not publicly traded. As of December 1, 2023, the date the registrant’s common shares began trading on the New York Stock Exchange, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant’s common shares was $707,659,987. For this purpose, executive officers and directors of the registrant are considered affiliates.

The number of Common Shares (the only common stock of the Registrant) outstanding, as of July 30, 2024, was 50,391,154.

DOCUMENTS INCORPORATED BY REFERENCE:

Selected portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on September 25, 2024 (the “2024 Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENT

Selected statements contained in this Annual Report on Form 10-K (this “Form 10-K”), including, without limitation, in “PART I – Item 1. – Business” “PART II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Note F - Contingent Liabilities and Commitments” constitute “forward-looking statements,” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Forward-looking statements reflect the Company’s current expectations, estimates or projections concerning future results or events. These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “should,” “would,” “intend,” “plan,” “will,” “likely,” “estimate,” “project,” “position,” “strategy,” “target,” “aim,” “seek,” “foresee” or other similar words or phrases. These forward-looking statements include, without limitation, statements relating to:

•
future or expected cash positions, liquidity and ability to access financial markets and capital;
•
outlook, strategy or business plans;
•
anticipated benefits of Worthington Enterprises, Inc.’s separation of its steel processing business into Worthington Steel, Inc. as a stand-alone, publicly traded company on December 1, 2023 (the “Separation”);
•
expected financial and operational performance, and future opportunities subsequent to the Separation;
•
the tax treatment of the Separation;
•
future or expected growth, growth potential, forward momentum, performance, competitive position, sales, volumes, cash flows, earnings, margins, balance sheet strengths, debt, financial condition or other financial measures;
•
pricing trends for raw materials and finished goods and the impact of pricing changes;
•
the ability to improve or maintain margins;
•
expected demand or demand trends;
•
additions to product lines and opportunities to participate in new markets;
•
expected benefits from transformation and innovation efforts;
•
the ability to improve performance and competitive position;
•
anticipated working capital needs, capital expenditures and asset sales;
•
anticipated improvements and efficiencies in costs, operations, sales, inventory management, sourcing and the supply chain and the results thereof;
•
projected profitability potential;
•
the ability to make acquisitions, form joint ventures and consolidate operations, and the projected timing, results, benefits, costs, charges and expenditures related to acquisitions, joint ventures, headcount reductions and facility dispositions, shutdowns and consolidations;
•
projected capacity and the alignment of operations with demand;
•
the ability to operate profitably and generate cash in down markets;
•
the ability to capture and maintain market share and to develop or take advantage of future opportunities, customer initiatives, new businesses, new products and new markets;
•
expectations for inventories, jobs and orders;
•
expectations for the economy and markets or improvements therein;
•
expectations for generating improving and sustainable earnings, earnings potential, margins or shareholder value;

•
effects of judicial rulings, laws and regulations;
•
effects of cybersecurity breaches and other disruptions to information technology infrastructure;
•
effects of public health emergencies and the various responses of governmental and nongovernmental authorities thereto on economies and markets, and the Company’s customers, counterparties, and employees and third-party service providers; and
•
other non-historical matters.

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
•
the ability to successfully realize the anticipated benefits of the Separation;
•
the effect of conditions in national and worldwide financial markets, including inflation, increases in interest rates, and economic recession, and with respect to the ability of financial institutions to provide capital;
•
the risks, uncertainties and impacts related to public health emergencies – the duration, extent and severity of which are impossible to predict, and actions taken by governmental authorities or others in connection therewith;
•
changing commodity prices and/or supply;
•
product demand and pricing;
•
changes in product mix, product substitution and market acceptance of the Company’s products;
•
volatility or fluctuations in the pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities, labor and other items required by operations;
•
effects of sourcing and supply chain constraints;
•
the outcome of adverse claims experience with respect to workers’ compensation, product recalls or product liability, casualty events or other matters;
•
effects of critical equipment failures, facility closures and the consolidation of operations;
•
the effect of financial difficulties, consolidation and other changes within the steel, automotive, construction, and other industries in which the Company participates;
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
•
the overall success of, and the ability to integrate, newly acquired businesses and joint ventures, maintain and develop their customers, and achieve synergies and other expected benefits and cost savings therefrom;
•
capacity levels and efficiencies, within facilities, within major product markets and within the industries in which the Company participates as a whole;

•
the effect of disruption in the business of suppliers, customers, facilities and shipping operations due to adverse weather, casualty events, equipment breakdowns, labor shortages, interruption in utility services, civil unrest, international conflicts, terrorist activities, or other causes;
•
changes in customer demand, inventories, spending patterns, product choices, and supplier choices;
•
risks associated with doing business internationally, including economic, political and social instability, foreign currency exchange rate exposure and the acceptance of the Company’s products in global markets;
•
the effect of national, regional and global economic conditions generally and within major product markets, including significant economic disruptions from public health emergencies, the actions taken in connection therewith and the implementation of related fiscal stimulus packages;
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
•
impairment of the recorded value of inventory, equity investments, fixed assets, goodwill and other long-lived assets;
•
competitive pressure on sales and pricing, including pressure from imports and substitute materials;
•
the level of imports and import prices in the Company’s markets and the foreign currency exchange rate exposure;
•
the impact of environmental laws and regulations or the actions of the U.S. Environmental Protection Agency or similar regulators which increase costs or limit the Company’s ability to use or sell certain products;
•
the impact of increasing environmental, greenhouse gas emission and sustainability regulations;
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
•
the Company’s safety performance; and
•
other risks described from time to time in the filings of Worthington Steel, Inc. with the SEC, including those described in “PART I – Item 1A. – Risk Factors” of this Form 10-K.

The Company notes these factors for investors as contemplated by the PSLRA. Forward-looking statements should be construed in the light of such risks. It is impossible to predict or identify all potential risk factors. Consequently, readers should not consider the foregoing list to be a complete set of all potential risks and uncertainties. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. We do not undertake, and hereby disclaim, any obligation to correct or update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

v

PART I

Unless otherwise indicated, all Note references in this Form 10-K refer to the Notes to the Consolidated and Combined Financial Statements included in “Part II – Item 8. – Financial Statements and Supplementary Data” of this Form 10-K.

Item 1. — Business

The Separation

On December 1, 2023 (the “Separation Date”) at 12:01 a.m. Eastern Time, Worthington Enterprises, Inc., an Ohio corporation formerly known as Worthington Industries, Inc. (“Worthington Enterprises ” or “Former Parent”), completed the separation of its steel processing business (the “Separation”) into Worthington Steel, Inc., an Ohio corporation (“Worthington Steel” and, together with its consolidated subsidiaries and joint ventures, referred to herein as the “Company,” “we,” “us” or “our”), as a stand-alone publicly traded company. The Separation was achieved through a tax-free pro rata distribution of 100% of the common shares of Worthington Steel to holders of record of Worthington Enterprises common shares (the “Distribution”) as of the close of business on November 21, 2023 (the “Record Date”). Each holder of record of Worthington Enterprises common shares received one common share of Worthington Steel for every one Worthington Enterprises common share held at the close of business on the Record Date. Worthington Enterprises retained no ownership interest in Worthington Steel following the Separation. In connection with the Separation, Worthington Steel entered into several agreements with Worthington Enterprises that govern the relationship between the parties following the Distribution, including a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, Steel Supply Agreement, and Transition Services Agreement.

General Overview

We are a value-added processor of carbon flat-rolled steel, a producer of laser welded solutions, and a provider of electrical steel laminations. We are one of the largest independent intermediate processors of carbon flat-rolled steel in the U.S. We occupy a niche in the steel industry by focusing on products requiring exact specifications.

We own a controlling interest in three consolidated operating joint ventures: Spartan Steel Coating, L.L.C. (“Spartan”); TWB Company, L.L.C. (“TWB”); and Worthington Samuel Coil Processing, L.L.C. (“WSCP”) and a non-controlling interest in one unconsolidated joint venture, Serviacero Planos, S. de R.L. de C.V. (“Serviacero Worthington”) (see the Our Joint Ventures section below). We also own a controlling interest in Worthington Specialty Processing (“WSP”), which became a non-operating joint venture on October 31, 2022.

We operate 29 manufacturing facilities located in the United States (20), Canada (2), China (1), India (1) Germany (1), and Mexico (4).

We serviced approximately 1,400 customers during fiscal 2024 in many end markets including automotive, construction, machinery and equipment, agriculture, and heavy trucks, among others. The automotive industry is one of the largest consumers of flat-rolled steel, and thus the largest end market for us. During our fiscal year ended on May 31, 2024 (“fiscal 2024“), our top three customers represented approximately 32.0% of total net sales.

We buy coils of steel from primary steel producers and process them to precise type, thickness, length, width, shape and surface quality required by customer specifications. Our product lines and processing capabilities include:

•
Carbon Flat-Rolled Steel Processing: We perform a variety of value-added processes based on customer requirements including pickling, specialty re-rolling, hot dip galvanizing, blanking, slitting and cutting-to-length.
•
Electrical Steel Laminations: We manufacture precision magnetic steel laminations for the automotive (including applications for electrified vehicles), industrial motor, generator and transformer industries. We deliver precision manufacturing (including stamping, heat treating, core assembly, die casting, bonding, etc.), material sourcing, metallurgical analysis, engineering, prototyping and product design, tooling, and value-added capabilities to customers via a global manufacturing footprint.
•
Tailor Welded Products: Tailor welded blanks and aluminum tailor welded blanks are used by North American automotive customers to reduce weight, lower cost, improve material utilization, and consolidate parts. Our highly engineered products allow for flexible part design and ensure the right material is used in the right place. Tailor welded blanks are made from individual sheets of steel of different thickness, strength and coating which are joined together by laser welding. Aluminum tailor welded blanks are processed using friction stir welding technology. Friction stir offers the widest range of formable welded properties for all automotive aluminum alloys.

We also toll process steel for steel mills, large end-users and service centers. Toll processing is different from direct sale steel processing in that the customer retains title to the steel and has the responsibility for selling the end product. Toll processing allows us to earn a fee for services without incurring inventory costs. Our manufacturing facilities further benefit from the flexibility to scale between direct versus tolling services based on demand throughout the year.

The steel processing industry is fragmented and highly competitive. There are many competitors, including other independent intermediate processors. Competition is primarily on the basis of price, product quality and the ability to meet delivery requirements. Technical service and support for material testing and customer-specific applications enhance the quality of products (see the Technical Services section below). However, the extent to which technical service and support capability has improved our competitive position has not been quantified. Our ability to meet tight delivery schedules is, in part, based on the proximity of our facilities to customers, suppliers and one another. The extent to which plant location has impacted our competitive position has not been quantified. Processed steel products are priced competitively, primarily based on market factors, including, among other things, market pricing, the cost and availability of raw materials, transportation and shipping costs, and overall economic conditions in the U.S. and abroad.

Our people-first philosophy is rooted in the belief that people are our most important asset, which serves as the basis for our unwavering commitment to our employees, customers, suppliers, and shareholders. Our primary goal is to create value for our shareholders. Built on the successful foundation of the Worthington Business System, designed to drive continuous improvement through the use of enabling tools and technology that help drive results and inform our business decisions, we apply a disciplined approach to capital deployment and seek to grow earnings by optimizing our operations and supply chain, developing and commercializing new products and applications, and pursuing strategic investments and acquisitions.

Our fiscal year and fourth quarter ends on May 31, with “fiscal 2024” ending on May 31, 2024, “fiscal 2023” ending on May 31, 2023, and “fiscal 2022” ending on May 31, 2022. Our other quarterly periods end on the final day of August (first quarter), November (second quarter) and February (third quarter).

We are headquartered at 100 West Old Wilson Bridge Road, Columbus, Ohio 43085, telephone (614) 840-3462. The common shares of Worthington Steel (the “common shares”) are traded on the New York Stock Exchange (“NYSE”) under the symbol WS. We maintain a website at www.worthingtonsteel.com. This uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate our website into this Form 10-K. Worthington Steel’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as Worthington Steel’s definitive proxy materials for annual meetings of shareholders filed pursuant to Section 14 of the Exchange Act, are available free of charge, on or through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Recent Business Developments

•
On November 16, 2023, we acquired Voestalpine Automotive Components Nagold GmbH & Co. KG (“Voestalpine Nagold”), including its facility in Nagold, Germany and related assets, for net cash consideration of $21.0 million and the assumption of a $0.9 million pension liability. Voestalpine Nagold produces automotive and electrical steel lamination stampings in Europe. The acquisition establishes a manufacturing presence in Europe for Worthington Steel and allows us to capitalize on the growing EV and industrial motor markets in that region.
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
•
On December 1, 2023, the Separation was completed through the Distribution, Worthington Steel paid a $150.0 million distribution to Worthington Enterprises, and the Worthington Steel common shares began trading on the New York Stock Exchange under the ticker symbol “WS.”
•
On March 13, 2024, TWB signed a licensing agreement with ArcelorMittal Tailored Blanks for a patented ablation technology that will expand the organization’s capabilities in North America.
•
On June 26, 2024, the Board of Directors of Worthington Steel (the “Board”) declared a quarterly dividend of $0.16 per common share payable on September 27, 2024, to shareholders of record at the close of business on September 13, 2024.

Segment

Our operations are managed principally on a products and services basis under a single group organizational structure. Following the Separation, the financial information reviewed by our Chief Operating Decision Maker (“CODM”) for the purpose of assessing performance and allocating resources has been presented as a single component, or operating segment, and comprises all of our operations. Our CODM is Worthington Steel’s Chief Executive Officer (“CEO”).

Sources and Availability of Raw Materials

We have developed strong relationships with our mill suppliers, who provide the quality materials we need, meet our quality and service requirements, and are able to offer competitive terms with regard to quality, pricing, delivery, and volumes purchased.

The primary raw material we purchase is flat rolled steel. We purchase steel in large quantities at regular intervals from major steel mills, both domestic and foreign. The amount purchased from any supplier varies from year to year depending on a number of factors including market conditions, then-current relationships and prices and terms offered. In nearly all market conditions, steel is available from a few suppliers and generally any supplier relationship or contract can and has been replaced with little or no significant interruption to our business. During fiscal 2024, we purchased approximately 2.66 million tons of steel (66% hot-rolled, 20% cold-rolled and 14% galvanized).

Steel is primarily purchased and processed based on specific customer orders. Raw materials are generally purchased in the open market on a negotiated basis. Supply contracts are also entered into, some of which have fixed pricing and some of which are indexed (monthly or quarterly). During fiscal 2024, we purchased steel from the following major suppliers, in alphabetical order: Cleveland-Cliffs Steel Inc.; NLMK Indiana LLC; North Star BlueScope Steel, LLC; Nucor Corporation; Steel Dynamics, Inc; and United States Steel Corporation.

For certain raw materials, for example, zinc, there are limited suppliers and our purchases are generally at market prices. However, historically, we have been able to replace our supplier relationships or contracts with little or no significant interruption to our business. Major suppliers of zinc in fiscal 2024 were, in alphabetical order: Concord Resources Limited; Glencore Ltd; Nexa Resources US Inc.; Teck Resources Limited; and Trafigura Trading LLC. We believe our supplier relationships are generally favorable.

Technical Services

We recognize the importance of the metallurgical and technical aspects of our value-added steel products. We believe we are a leader in the flat rolled steel market for providing metallurgical and steel processing solutions to meet our customers’ customized material needs. We employ a staff of 20+ metallurgical engineers throughout the business and leverage their expertise to offer practical solutions on topics ranging from steelmaking and steel processing through downstream manufacturing. Our metallurgical engineers work in conjunction with internal quality teams to engage customers in problem solving, new product development and education. Laboratory facilities are equipped with a wide range of physical and chemical testing capabilities to support production, development needs, and high-level failure analyses. Tests are performed in accordance with specified industry standards. Data which is obtained either through testing or online measurement systems is routed through analytics tools and analyzed by the team for process improvement, product performance and consistent quality.

Our technical service personnel work in conjunction with our sales force to specify components and materials required to fulfill customer needs. Laboratory facilities also perform metallurgical and chemical testing as dictated by International Organization for Standardization (ISO), ASTM International, and other customer and industry specific requirements.

Seasonality

Our operations have historically been subject to seasonal fluctuations that may impact our cash flows for a particular period. Our sales are generally strongest in the fourth quarter of the fiscal year when our business is normally operating at seasonal peaks, and our sales are generally weakest in the third quarter of the fiscal year, primarily due to reduced activity in the construction industry as a result of the colder, more inclement weather, as well as customer plant shutdowns in the automotive industry due to holidays.

Our Joint Ventures

As part of our strategy to selectively develop new products, markets, and processing capabilities and to expand our international presence, while sharing the risks and costs associated with those activities, we participate in four operating joint ventures. The following three joint ventures are consolidated due to our ability to control operating and capital decisions made in the ordinary course of business:

•
WSCP, is a 63%-owned joint venture that operates two pickling facilities in Ohio. WSCP has no fixed duration and will operate in perpetuity until dissolved or otherwise terminated by its managers. WSCP’s operations are overseen by a supervisory board of five members, of which we are entitled to appoint three and the other member of WSCP is entitled to appoint two.
•
Spartan, is a 52%-owned joint venture that operates a cold-rolled, hot-dipped coating line for toll processing steel coils into galvanized, galvannealed and aluminized products intended primarily for the automotive industry. In addition to providing incremental coating capacity, Spartan has served to expand our coating capabilities to include aluminized steel to serve new markets. Spartan’s initial duration is until the earliest of (i) December 31, 2045, (ii) 90 days from the sale or disposition of substantially all of Spartan’s assets, (iii) the retirement of any member, and (iv) the voluntary or elective dissolution by one or more partners. Spartan is managed by a board of governors consisting of six members, of which we are entitled to appoint three.
•
TWB, is a 55%-owned joint venture that supplies light-weight tailor welded solutions, including laser welded blanks, tailor welded aluminum blanks, laser welded coils and other laser welded products across North America for use primarily in the automotive industry for products such as inner-door panels, rails and pillars. TWB has no fixed duration and will operate until the earliest of (i) 90 days from the sale or other disposition of all or substantially all of TWB’s assets, (ii) the retirement of any member, and (iii) the date on which the members of TWB consent to the dissolution of the joint venture. TWB is managed by a board of managers consisting of seven managers, of which we are entitled to appoint four.

Our remaining operating joint venture, Serviacero Worthington, in which we own a 50% noncontrolling interest, is unconsolidated and operates three steel processing facilities located in Mexico. Serviacero Worthington provides steel processing services, such as pickling, blanking, slitting, multi-blanking and cutting-to-length, to customers in a variety of industries throughout North America, including automotive, appliance and heavy equipment. Serviacero Worthington has no fixed duration, and its operations shall continue to exist at the consent of the partners and may be extended indefinitely as mutually agreed. Serviacero Worthington is managed by a board of managers consisting of six managers, of which we are entitled to appoint three.

See “Note C – Investment in Unconsolidated Affiliate” for additional information about our unconsolidated joint ventures.

Environmental Matters

Our manufacturing facilities, like those of similar industries making similar products, are subject to many federal, state, local and foreign laws, and regulations, including those relating to the protection of our employees and the environment. In addition to the requirements of the state and local governments of the communities in which we operate, we must comply with federal health and safety regulations, the most significant of which are enforced by the Occupational Safety and Health Administration (“OSHA”). We evaluate and implement ways to improve safety, reduce emissions and waste, and decrease costs related to compliance with environmental and other government regulations. The cost of such activities, compliance or capital expenditures for environmental control facilities necessary to meet regulatory requirements are not estimable but have not and are not anticipated to be material when compared with our overall costs and capital expenditures and, accordingly, are not anticipated to have a material effect on our financial position, results of operations, cash flows, capital expenditures, earnings or competitive position.

Our commitment to environmental and social governance and sustainability includes putting people first by providing a supportive and inclusive environment built on a culture of engagement, and by working together to ensure the health and safety of our employees. At the corporate level, we maintain a fully dedicated department responsible for best-in-class environmental, health and safety initiatives and best practices across the Company. Twenty-three of our facilities hold ISO 14001 certifications, a highly recognized global standard for an effective Environmental Management System and our remaining facilities are managed to similar standards.

We comply with and work to exceed all applicable worker safety regulations in the U.S. as governed by OSHA. Our U.S. facilities also hold certifications with various industry groups that require regular inspections including the International Organization for Standardization (ISO). Our global sites meet or exceed all local regulations for worker safety and hold various accreditations, certifications, and registrations that require regular inspections.

Intellectual Property and Licenses

We own several patents, trademarks, copyrights and trade secrets, and hold licenses to intellectual property owned by others. Although our patents, copyrights, trademarks, trade secrets, and other intellectual property rights are important to our success, we do not consider any single, or in the aggregate, patent, trademark, copyright, trade secret or license to be of material importance to our business.

Corporate Responsibility

Human Capital Management

As of May 31, 2024, we had approximately 4,600 employees and our unconsolidated joint venture employed approximately 500 additional individuals. Of the aggregate of those groups, approximately 19% of those individuals are represented by collective bargaining units, all of which are located outside of the United States and in jurisdictions where collective bargaining arrangements are customary. We believe that our open-door policy has created an environment which fosters open communication and serves to cultivate the good relationships we have with our employees, including those covered by collective bargaining units.

In line with our people-first philosophy, our employees have always been, and will always be, our most important asset. We operate under a set of core values that are rooted in our long-standing philosophy, which emphasizes the Golden Rule. These core values guide us as a company, including in our approach to people management. As such, we are continually focused on creating and maintaining a strong culture. Our culture provides employees with opportunities for personal and professional development, as well as community engagement, all of which we believe contribute to our overall success. We have repeatedly been recognized as a top place to work and believe we offer our employees competitive pay and benefits, as compared to others in our industry, all while focusing on safety, wellness, and promoting a diverse and inclusive culture.

Safety, Health and Wellness

We have always made the safety and well-being of our people a top priority, and we have regularly maintained an industry-leading safety record. For us, safety is about engagement, and our employees have adopted a culture where safety is everyone’s responsibility, not just the safety of our employees, but the safety of everyone who enters our facilities. We also provide our employees and their families with access to what we believe are market competitive benefits, as compared to others in our industry, including a parental leave benefit that offers all new parents the opportunity for paid time off. We have a broad array of other employee centered-benefits and wellness programs, including fitness centers, free health screenings, health fairs, and other company-wide and location-specific wellness events and challenges. We believe our investments in safety, health and wellness are key to supporting and protecting our most important asset, our people.

Diversity, Equity and Inclusion

We believe that diversity, of all types, contributes to our success. We are committed to increasing the diversity of our employee base at all levels of our organization because we believe our differences make us better and that diverse thoughts and experiences drive innovation and produce better results. With our Philosophy as our foundation, we are working to build an environment where diversity is valued, and where all employees feel they belong and are empowered to do their best work.

To further such efforts, we established a Diversity, Equity, and Inclusion Council (the “Council”) chaired by a senior officer. The Council implemented a strategy where diversity, equity and inclusion efforts are focused on strengthening our workforce, workplace, and community pillars. These pillars serve as a foundation for continually building and fostering an inclusive culture.

Item 1A. — Risk Factors

Summary of Risk Factors

We and our stockholders are subject to a number of risks, including risks related to our business operations, risks related to the Separation and related transactions, risks related to owning our common shares and other general risks. The following is a summary of the material risks we and our stockholders face and is not exhaustive. Please read the full “Risk Factors” discussion that follows this summary carefully for a more thorough description of these and other risks.

Risks Related to Our Business

•
Our net sales are heavily concentrated in the automotive and construction end markets;
•
Financial difficulties and bankruptcy filings;
•
Continued volatility in steel prices;
•
Fluctuations in raw material prices and our ability to pass on increases in raw material costs to our customers;
•
Interruptions in deliveries of needed raw materials or supplies;
•
An increase in the spread between the price of steel and steel scrap prices;
•
Global steel-making capacity may exceed demand for steel products in some regions around the world;
•
Concern about climate change might result in new legal and regulatory requirements to reduce or mitigate the effects of climate change;
•
Failure to maintain proper inventory levels;
•
The loss of significant volume from our key customers;
•
Significant reductions in sales to our automotive-related customers;
•
Strikes against the Detroit Three automakers;
•
The closing, idling or relocation of our customers’ facilities;
•
Sales conflicts with our customers and/or suppliers;
•
The closing or idling of our suppliers’ manufacturing facilities;
•
The loss of key supplier relationships;
•
Increased competition may impact demand and pricing of our products;
•
Impact of material substitution;
•
Freight and energy costs;
•
The lack of availability of freight services;
•
Public health emergencies;
•
The length, impact and outcome of the Russia and Ukraine conflict;
•
Information system security risks, security breaches of our information systems and systems integration issues;
•
Impact of and associated costs to prevent cyber security threats;
•
Disruptions to our business or the business of our customers or suppliers;
•
Economic, political and other risks associated with foreign operations;
•
Relationships between the members of any of our joint ventures;
•
Successful execution on acquisitions, equity investments and other investments may not meet our expectations;
•
Our capital resources may not be adequate to provide for all of our cash requirements;
•
We may have to find additional sources of funding, which could be difficult;
•
Increased leverage and borrowing rates;
•
Our ability to make payments on our indebtedness;
•
Vulnerability to interest rate increases;
•
Impact of legal proceedings or investigations;
•
Adverse claims experience, to the extent not covered by insurance;
•
We are required to make accounting and tax-related estimates actual results may differ materially from these estimates;
•
The principal shareholder of Worthington Steel may have the ability to exert significant influence in matters requiring a shareholder vote and could delay, deter or prevent a change in control of Worthington Steel;
•
The loss of, or inability to attract and retain, qualified personnel;
•
The loss of senior management or other key employees;
•
Costs related to environmental and health and safety matters; and
•
Our operations have historically been subject to seasonal fluctuations that may impact our cash flows for a particular period.

Risks Related to the Separation and Our Relationship with Worthington Enterprises, Inc.

•
Our limited history operating as a separate, publicly traded company;
•
As a separate, publicly traded company, we may not enjoy the same benefits that we did as a part of the Former Parent;
•
Potential indemnification obligations to the Former Parent pursuant to the separation agreement;
•
Failure of the Former Parent to indemnify us from certain agreed-upon liabilities in connection with the Separation;
•
Our inability to achieve some or all of the expected benefits of the Separation; and
•
We might not be able to engage in certain transactions and equity issuances following the distribution.

Risks Related to Our Common Shares

•
We cannot be certain that an active trading market for our common shares will be sustained, and the price of our common shares may fluctuate significantly;
•
If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common shares may be negatively affected; and
•
Certain provisions in our amended and restated articles of incorporation and amended and restated code of regulations, and of Ohio law, may prevent or delay an acquisition of us, which could decrease the trading price of our common shares.

General Risk Factors

•
Our business is cyclical and could be negatively impacted by weakness or downturns in the economy or certain industries;
•
Volatility in the U.S. and worldwide capital and credit markets could negatively impact our end markets and result in reduced demand for our products, increased credit and collection risks and other adverse effects on our business;
•
Tax increases or changes in tax laws or regulations;
•
Legislation and regulations may have an adverse impact on the economy in general and on our markets specifically;
•
Changes to global data privacy laws and cross-border transfer requirements; and
•
The U.S. federal government tariffs on certain foreign goods, including on certain steel products.

Risk Factors

Our future results and the market price for the common shares are subject to numerous risks, many of which are driven by factors that we cannot control or predict. The following discussion, as well as other sections of this Form 10-K, including “PART II—Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe certain risks to our business, our results, our strategies and the common shares. Consideration should be given to the risk factors described below as well as those in the “Cautionary Note Regarding Forward-Looking Statements” section at the beginning of this Form 10-K, in conjunction with reviewing the forward-looking statements and other information contained in this Form 10-K. The risks described below are those that we have identified as material but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as market conditions, economic conditions, geopolitical events, changes in laws, rules, regulations or accounting rules, fluctuations in interest rates, terrorism, war or conflicts, major health concerns, natural disasters or other disruptions of expected business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition.

Risks Related to Our Business

Economic or Industry Downturns and Weakness

Our net sales are heavily concentrated in the automotive and construction end markets, and a decline in those end markets may have an adverse impact on our results of operations and cash flows. The automotive and construction industries account for approximately 52.0% and 13.0%, respectfully, of our net sales, and reduced demand from these industries could adversely affect our business. An overall downturn in the general economy, a disruption in capital and credit markets, high inflation, high unemployment, reduced consumer confidence or other factors could cause reductions in demand from our end markets in general and, in particular, the automotive and construction end markets. If demand for the products we sell to the automotive, construction or other end markets which we supply were to be reduced, our financial results and cash flows could be negatively affected.

Financial difficulties and bankruptcy filings by our customers could have an adverse impact on our business. In past years, some customers have experienced, and some continue to experience, challenging financial conditions, whether due to a public health emergency, the war in Ukraine, inflationary pressures, increased competition, or otherwise. The financial difficulties of certain customers and/or their failure to obtain credit or otherwise improve their overall financial condition could result in changes within the markets we serve, including plant closings, decreased production, reduced demand, changes in product mix, unfavorable changes in the prices, terms or conditions we are able to obtain and other changes that may result in decreased purchases from us and otherwise negatively impact our business. These conditions also increase the risk that our customers may delay or default on their payment obligations to us. If the general economy or any of our markets decline, the risk of bankruptcy filings by and financial difficulties of our customers may increase. While we have taken and will continue to take steps intended to mitigate the impact of financial difficulties and potential bankruptcy filings by our customers, these matters could have a negative impact on our business.

Raw Material Pricing and Availability

Our operating results may be adversely affected by continued volatility in steel prices. Over the past three years, we have experienced volatility in steel prices due to supplier consolidation, tight mill orders due to a pandemic, the war in Ukraine and tariffs on foreign steel. If steel or other raw material prices were to decrease, competitive conditions or contractual obligations may impact how quickly we must reduce our prices to our customers, and we could be forced to use higher-priced raw materials then on hand to complete orders for which the selling prices have decreased, which results in inventory holding losses. Decreasing steel prices could also require us to write-down the value of our inventory to reflect current net realizable value.

Our operating results may be affected by fluctuations in raw material prices and our ability to pass on increases in raw material costs to our customers. Our principal raw material is flat-rolled steel, which we purchase from multiple primary steel producers. The steel industry as a whole has been cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. These factors include general economic conditions, domestic and worldwide supply and demand, high inflation, the influence of hedge funds and other investment funds participating in commodity markets, curtailed production from major suppliers due to factors such as the closing or idling of facilities, public health emergencies, international conflicts, accidents or equipment breakdowns, repairs or catastrophic events, labor costs, shortages, strikes or other problems, competition, new laws and regulations, import duties, tariffs, energy costs, availability and cost of steel inputs (e.g., ore, scrap, coke and energy), foreign currency exchange rates and other factors described in the immediately following paragraph. This volatility, as well as any increases in raw material costs, could significantly affect our steel costs and adversely impact our financial results. To manage our exposure to market risk, where possible, we match our customer pricing terms to the pricing terms offered to us by our suppliers in order to minimize the impact of market fluctuations on our margins. However, should our suppliers increase the prices of our critical raw materials, we may not have alternative sources of supply. In addition, in an environment of increasing prices for steel and other raw materials, competitive conditions or contractual obligations may impact how much of the price increases we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, our financial results could be adversely affected.

The costs of manufacturing our products and/or our ability to meet our customers’ demands could be negatively impacted if we experience interruptions in deliveries of needed raw materials or supplies. If, for any reason, our supply of flat-rolled steel (including electrical steel) or other key raw materials, such as zinc, or other supplies is curtailed or we are otherwise unable to obtain the quantities we need at competitive prices, our business could suffer and our financial results could be adversely affected. Such interruptions could result from a number of factors, including a shortage of capacity in the supplier base of raw materials, energy or the inputs needed to make steel or other supplies, a failure of suppliers to fulfill their supply or delivery obligations, financial difficulties of suppliers resulting in the closing or idling of supplier facilities, other significant events affecting supplier facilities, significant weather events, those factors listed in the immediately preceding paragraph or other factors beyond our control. Further, the number of domestic suppliers has decreased in recent years due to industry consolidation and the financial difficulties of certain suppliers, and this consolidation may continue. However, historically we have been able to replace supplier relationships with little or no significant interruption to our business.

An increase in the spread between the price of steel and steel scrap prices can have a negative impact on our margins. No matter how efficient, our operations, which use steel as a raw material, create some amount of scrap. The expected price of scrap compared to the price of the steel raw material is factored into pricing. Generally, as the price of steel increases, the price of scrap increases by a similar amount. When increases in scrap prices do not keep pace with the increases in the price of the steel raw material, due to events such as a public health emergency or the war in Ukraine, it can have a negative impact on our margins.

Excess Capacity and Over-Production by Foreign Steel Producers or Decreases in Tariffs

Global steel-making capacity may exceed demand for steel products in some regions around the world. Rather than reducing employment by rationalizing capacity with consumption, we believe steel manufacturers in some countries (often with government assistance or subsidies in various forms) have periodically exported steel at prices which may not reflect their costs of production or capital. Excessive imports of steel into the U.S. have exerted, and may continue to exert, downward pressure on U.S. steel prices.

On March 1, 2018, the U.S. announced a plan to indefinitely impose a 25% tariff on certain imported steel products under Section 232 of the Trade Expansion Act of 1962 (the “Section 232”) tariffs. These Section 232 tariffs were imposed on national security grounds and addressed imported steel that was being unfairly traded by certain foreign competitors at artificially low prices. In retaliation against the Section 232 tariffs, the European Union subsequently imposed its own tariffs against certain steel products and other goods imported from the U.S. In recent years, negotiations between the U.S. government and other governments have resulted in revisions to these measures. To the extent these tariffs and other trade actions result in a decrease in international demand for steel produced in the U.S. or otherwise negatively impact demand for our products, our business may be adversely impacted.

We expect that these tariffs, while in effect, will discourage steel imports from non-exempt countries. If these or other tariffs or duties expire or if others are relaxed or repealed, or if relatively higher U.S. steel prices make it attractive for foreign steel producers to export their products to the U.S., despite the presence of duties or tariffs, the resurgence of substantial imports of foreign steel could create downward pressure on U.S. steel prices. In recent years, the U.S. government agreed to modified tariff rate quota systems with each of the European Union, Japan and the United Kingdom that allow more imports from those trading partners to enter the U.S. market free of Section 232 tariffs. The U.S. government may also negotiate reductions or eliminations of Section 232 duties with other trading partners. If the Section 232 measures are further removed or substantially lessened, whether through legal challenge, legislation, executive action or otherwise, imports of foreign steel would likely increase and steel prices in the U.S. would likely fall, which could materially adversely affect our revenues, financial results and cash flows.

Climate change

Concern about climate change might result in new legal and regulatory requirements to reduce or mitigate the effects of climate change. While we believe our operations do not emit significant amounts of carbon dioxide or other greenhouse gases, legal or regulatory changes related to climate change may result in higher prices for metal, higher prices for utilities required to run our facilities, higher fuel costs for us and our suppliers, increased compliance costs and other adverse impacts. To the extent that new legislation or regulations increase our costs, we may not be able to fully pass these costs on to our customers without a resulting decline in sales and adverse impact to our profits.

Changing market dynamics, global policy developments, and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business, the business of our third-party suppliers, and the business of our customers, and may cause us to experience losses and additional costs to maintain or resume operations.

There is also increased focus by governmental and non-governmental entities on sustainability matters. Any perception that we have failed to act responsibly regarding climate change could result in negative publicity and adversely affect our business and reputation.

There also has been increased stakeholder focus, including by U.S. and foreign governmental authorities, investors, customers, media and nongovernmental organizations, on environmental sustainability matters, such as climate change, the reduction of greenhouse gases and water consumption. Legislative, regulatory or other efforts to combat climate change or other environmental concerns could result in future increases in taxes, restrictions on or increases in the costs of supplies, transportation and utilities, any of which could increase our operating costs, and necessitate future investments in facilities and equipment. Further, our customers may impose emissions reduction or other environmental standards and requirements. As a result, we may experience increased compliance burdens and the sourcing of our products may be adversely affected. These risks also include the increased pressure to make commitments, set targets, or establish additional goals to take actions to meet them, which could expose us to market, operational, execution and reputational costs or risks.

Developing and acting on initiatives within the scope of social and environmental sustainability, and collecting, measuring and reporting environmental sustainability-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards. Further, statements about our social and environmental sustainability-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. If our social and environmental sustainability-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of social and environmental sustainability on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

Inventories

Our business could be harmed if we fail to maintain proper inventory levels. We are required to maintain sufficient inventories to accommodate the needs of our customers including, in many cases, short lead times and just-in-time delivery requirements. Although we typically have customer orders in hand prior to placement of our raw material orders, we anticipate and forecast customer demand. We purchase raw materials on a regular basis in an effort to maintain our inventory at levels that we believe are sufficient to satisfy the anticipated needs of our customers based upon orders, customer volume expectations, historic buying practices and market conditions. Inventory levels in excess of customer demand may result in the use of higher-priced inventory to fill orders reflecting lower selling prices, if raw material prices have significantly decreased. For example, if steel prices decrease, we could be forced to use higher-priced steel then on hand to complete orders for which the selling price has decreased. These events could adversely affect our financial results. Conversely, if we underestimate demand for our products or if our suppliers fail to supply a sufficient quantity of quality products in a timely manner, we may experience inventory shortages. Inventory shortages could result in unfilled orders, negatively impacting our customer relationships and resulting in lost revenues, which could harm our business and adversely affect our financial results.

Customers and Suppliers

The loss of significant volume from our key customers could adversely affect us. A significant loss of, or decrease in, business from any of our key customers could have an adverse effect on our sales and financial results if we cannot obtain replacement business. Also, our sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers. We generally do not have long-term contracts with our customers. As a result, although our customers periodically provide notice of their future product needs and purchases, they generally purchase our products on an order-by-order basis, and the relationship, as well as particular orders, can be terminated at any time.

Many of our key end markets, such as automotive and construction, are cyclical in nature. Many of our key end markets, such as automotive and construction, are cyclical and can be impacted by both market demand and raw material supply, particularly with respect to steel. The demand for our products is directly related to, and quickly impacted by, customer demand in our end markets, which can change as the result of changes in the general U.S. or worldwide economies and other factors beyond our control. Adverse changes in demand or pricing can have a negative effect on our business and results of operations.

Significant reductions in sales to any of Ford, General Motors, and Stellantis North America (the “Detroit Three automakers”), or to our automotive-related customers in general, could have a negative impact on our business. Approximately 50% of our net sales are to automotive-related customers. Although we do sell to the domestic operations of foreign automakers and their suppliers, a significant portion of our automotive sales are to the Detroit Three automakers and their suppliers. A reduction in sales for any of the Detroit Three automakers, as well as additional or prolonged idling of production facilities in response supply chain constraints, has negatively impacted and could continue to negatively impact our business. In addition, some automakers have begun using greater amounts of aluminum and smaller proportions of steel in some new models, thereby reducing the demand for certain of our products.

Any future UAW strikes against the Detroit Three automakers could have material adverse effects on our business, financial position, results of operations and cash flows. The automotive industry is one of the largest consumers of flat-rolled steel, and our largest end market. While the duration and scope of any future UAW strikes against the Detroit Three automakers, as well as the corresponding impact on the business of suppliers to the Detroit Three automakers and the impact on our own business, financial position, results of operations and cash flow, are impossible to predict at this time, the prolonged idling of our customers’ production facilities in response to strikes could have a material adverse impact on us. The UAW strike in our fiscal 2024 had minimal impact on our business due to the limited duration and scope of the strike and our ability to plan accordingly. The extent to which future UAW strikes will impact us will depend on future developments, which cannot be predicted and are highly uncertain. The ultimate impact on our business, financial position, results of operations and cash flows will depend on factors beyond our control including the duration and scope of the strikes.

The closing, idling or relocation of our customers’ facilities could adversely affect us. Our ability to meet delivery requirements and the overall cost of our products as delivered to customer facilities are important competitive factors. If customers close or move their production facilities further away from our manufacturing facilities which can supply them, it could have an adverse effect on our ability to meet competitive conditions, which could result in the loss of sales. Likewise, if customers move their production facilities outside the U.S., it could result in the loss of potential sales for us. If customers idle their facilities, it may reduce or delay our sales, resulting in a negative impact on our results of operations and financial condition.

Sales conflicts with our customers and/or suppliers may adversely impact us. In some instances, we may compete with one or more of our customers and/or suppliers in pursuing the same business. Such conflicts may strain our relationships with the parties involved, which could adversely affect our future business with them.

The closing or idling of our suppliers’ manufacturing facilities could have a negative impact on us. If delivery from a supplier is disrupted, particularly with respect to certain types of specialty steel, it may be more difficult to obtain an alternate supply than in the past. These closures and disruptions could also have an adverse effect on our suppliers’ on-time delivery performance, which could have an adverse effect on our ability to meet our own delivery commitments and may have other adverse effects on our business. If suppliers relocate their manufacturing facilities farther from our locations, it may result in increased costs to us and/or reduced availability of key supplies which may have a negative impact on our results of operations and financial condition.

The loss of key supplier relationships could adversely affect us. Over the years, we have developed relationships with certain steel and other suppliers which have been beneficial to us by providing more assured delivery and a more favorable all-in cost. If any of those relationships were disrupted, it could have an adverse effect on delivery times and the overall cost, quality and availability of our products or raw materials, which could have a negative impact on our business. In addition, we do not have long-term contracts with any of our suppliers. If we are unable to obtain sufficient amounts of steel and other materials at competitive prices and on a timely basis from our traditional suppliers, we may be unable to obtain these materials from alternative sources at competitive prices to meet our delivery schedules, which could have a material adverse impact on our results of operations.

Competition

Our business is highly competitive, and increased competition may cause decreased demand, decreased market share and/or reduced prices for our products and services and could negatively impact our financial results. Generally, the markets in which we conduct business are highly competitive. Our competitors include a variety of domestic and foreign companies in all major markets. Competition for most of our products is primarily on the basis of price, product quality and our ability to meet delivery requirements. Our business has been subject to increasing consolidation of suppliers. Depending on a variety of factors, including raw material, energy, labor and capital costs, freight availability and government subsidies of foreign steel producers or competitors, our business may be materially adversely affected by competitive forces. Competition may also increase if suppliers to or customers in the steel industry begin to more directly compete with our business through new facilities, acquisitions or otherwise. As noted above, we may have conflicts with our customers or suppliers who, in some cases, supply the same products and services as we do. Increased competition could cause us to lose market share, increase expenditures, lower our margins or offer additional services at a higher cost to us, which could adversely impact our financial results.

Material or Component Substitution

If steel prices increase compared to certain substitute materials, the demand for our products could be negatively impacted, which could have an adverse effect on our financial results. In certain applications, steel competes with other materials, such as aluminum (particularly in the automotive industry), cement and wood (particularly in the construction industry), and composites. Prices of all of these materials fluctuate widely, and differences between the prices of these materials and the price of steel may adversely affect demand for our products and/or encourage material substitution, which could adversely affect the prices of and demand for our steel products. The higher cost of steel relative to certain other materials may make material substitution more attractive for certain uses and result in our customers reducing their purchases from us, which would negatively impact our results of operations.

If increased government fuel efficiency and/or emissions standards for automobiles result in the substitution of other materials for steel, or the substitution of electric motors for internal combustion engines, demand for our products could be negatively impacted, which could have an adverse effect on our financial results. Due to government requirements that manufacturers increase the fuel efficiency of automobiles, the automotive industry is exploring alternative materials to steel in order to decrease weight and increase mileage. In addition, in an effort to reduce emissions, the automotive industry is also shifting toward products that rely on electric motors instead of internal combustion engines. Although our product offerings include certain light weighting solutions and electric motor components, the substitution of lighter weight material for steel and/or electric motors for internal combustion engines in automobiles could adversely affect prices of and demand for certain of our steel products.

Freight and Energy

Increasing freight and energy costs could increase our operating costs or the costs of our suppliers, who may seek to pass those increased costs on to us, all of which could have an adverse effect on our financial results. The availability and cost of freight and energy, such as electricity, natural gas and diesel fuel, are important in the manufacture and transport of our supplies and products. Our operations consume substantial amounts of energy, and our operating costs generally increase when energy costs rise. Factors that may affect our energy costs include significant increases in fuel, oil or natural gas prices, unavailability of electrical power or other energy sources due to droughts, hurricanes or other natural causes or due to shortages resulting from insufficient supplies to serve customers, or interruptions in energy supplies due to equipment failure, international conflict or other causes. During periods of increasing energy and freight costs, we may be unable to fully recover our operating cost increases or the increases in the costs of our supplies through price increases to our customers without reducing demand for our products. Our financial results could be adversely affected if we are unable to pass all of the cost increases on to our customers or if we are unable to obtain the necessary freight and/or energy. Also, increasing energy costs could put a strain on the transportation of our materials and products if the increased costs force certain transporters to discontinue their operations.

We depend on third parties for freight services and increases in the cost or the lack of availability of freight services can adversely affect our operations. We rely primarily on third parties for transportation of our products as well as delivery of our raw materials, primarily by truck. If, due to a lack of freight services, raw materials or supplies are not delivered to us in a timely manner, we may be unable to manufacture and deliver our products to meet customer demand. Likewise, if due to a lack of freight services, we cannot deliver our products in a timely manner, it could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our results of operations. In addition, any increase in the cost of the transportation of raw materials or our products, as a result of increases in fuel or labor costs, higher demand for logistics services, international conflict or otherwise, may adversely affect our results of operations as we may not be able to pass such cost increases on to our customers.

Public Health Emergencies

Public health emergencies could have a material adverse effect on our business financial position, results of operations and cash flows. Our operations expose us to risks associated with epidemics and other public health emergencies. Our operations were adversely impacted by the effects of the novel coronavirus (“COVID-19”) pandemic in the form of lower demand from our automotive and heavy truck customers in fiscal 2020 due to the significant impacts of the various stay-at-home orders then in place and volatility in steel market prices in fiscal 2021 driven by idled mill capacity and supply chain disruptions. Impacts of future public health emergencies may include, without limitation, potential significant volatility or continued decreases in the demand for our products, changes in customer and consumer behavior and preferences, disruptions in or additional closures of our manufacturing operations or those of our customers and suppliers, disruptions within our supply chain, limitations on our employees’ ability to work and travel, potential financial difficulties of customers and suppliers, slower payment of accounts receivable and potential increases in uncollectible accounts receivable, significant changes in economic or political conditions, and related volatility in the financial and commodity markets, including volatility in raw material and other input costs. The extent to which public health emergencies impact our business will depend on future developments, which cannot be predicted and are highly uncertain. Despite our efforts to manage the impacts, the degree to which public health emergencies and related actions ultimately impact our business, financial position, results of operations and cash flows will depend on factors beyond our control including the duration, extent and severity of any future public health emergency, the actions taken to contain the future public health emergencies and mitigate their public health effects, the impact on the U.S. and global economies and demand for our products, and to what extent normal economic and operating conditions resume. Future disruption to the global economy, as well as to the end markets our business serves, could result in material adverse effects on our business, financial position, results of operations and cash flows.

The ongoing conflict between Russia and Ukraine may adversely affect our business and results of operations.

Since early 2022, Russia and Ukraine have been engaged in active armed conflict. The length, impact and outcome of the ongoing conflict and its potential impact on our business is highly volatile and difficult to predict. It has caused, and could continue to cause, significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, trade disputes or trade barriers, changes in consumer or purchaser preferences, and increases in cyberattacks and espionage.

Further, the broader consequences of the current conflict between Russia and Ukraine may also have the effect of heightening many other risks disclosed herein, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on global macroeconomic conditions; increased volatility in the price and demand of iron, steel, oil, natural gas, and other commodities; disruptions in global supply chains; and exposure to foreign currency fluctuations and potential constraints or disruption in the capital markets and our sources of liquidity.

We do not conduct business, either directly or indirectly, in areas impacted by the conflict and, as such, we believe our exposure is principally limited to the impact of the war on macroeconomic conditions, including volatility in commodity and energy prices and supply. Our business was temporarily impacted in the spring of 2022, primarily in the form of higher market prices for steel due to a temporary supply disruption in a key input for our suppliers (pig iron), which has subsequently been resourced by our suppliers.

Information Systems and Cybersecurity

We are subject to information system security risks and systems integration issues that could disrupt our operations. We are dependent upon information technology and networks in connection with a variety of business activities including the distribution of information internally and to our customers and suppliers. This information technology is subject to potential damage or interruption from a variety of sources, including, without limitation, systems failures, computer viruses, security breaches, technology obsolescence, and natural disasters. We could also be adversely affected by system or network disruptions if new or upgraded business management systems are defective, not installed properly or not properly integrated into operations.

Security breaches of our information systems could result in unauthorized misappropriation, disclosure or destruction of confidential or proprietary information, production downtime and/or the loss of the functionality of our systems. These risks may be increased as more employees continue to work remotely. Various measures have been implemented to manage our risks related to information system and network disruptions and to prevent attempts to gain unauthorized access to our information systems. While we undertake mitigating activities to counter these risks, there can be no assurance that such activities will be sufficient to prevent cyberattacks or security breaches or mitigate all potential risks to our systems, networks and data. A system failure could negatively impact our operations and financial results and cyberattacks could threaten the integrity of our trade secrets and sensitive intellectual property.

As cybersecurity threats continue to evolve and become more sophisticated, including through the use of artificial intelligence, we may be required to incur significant costs and invest additional resources to protect against and, if required, remediate the damage caused by such disruptions or system failures in the future. The potential consequences of a material cybersecurity attack include reputational damage, investigations and/or adverse proceedings with regulators and enforcement agencies, litigation with third parties, disruption to our systems (including production capabilities), unauthorized release of confidential, personally identifiable or otherwise protected information, corruption of data, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness, results of operations and financial condition. Insurance coverage for cyberattacks may become unavailable, may not cover the types of losses we may incur, and may be inadequate in amount to cover liabilities resulting from a cyberattack. Refer to Item 1C: "Cybersecurity" for further information on our Cybersecurity processes, policies, and programs.

Business Disruptions

Disruptions to our business or the business of our customers or suppliers could adversely impact our operations and financial results. Business disruptions, including delayed or insufficient materials resulting from shortages of supply or transportation, severe weather events (such as hurricanes, tsunamis, earthquakes, tornados, floods, droughts and blizzards), casualty events (such as explosions, fires or material equipment breakdown), acts of terrorism, international conflicts, labor disruptions, the idling of facilities due to reduced demand (resulting from a downturn in economic activity or otherwise), public health emergencies or other health crises, or other events, could cause interruptions to our business as well as the operations of our customers and suppliers. While we maintain insurance coverage that may offset some losses relating to certain types of these events, losses from business disruptions could have an adverse effect on our operations and financial results and we could be adversely impacted to the extent any such losses are not covered by insurance or cause some other adverse impact to us.

Foreign Operations

Economic, political and other risks associated with foreign operations could adversely affect our financial results. Although the substantial majority of our business activity takes place in the U.S., we derive a portion of our revenues and earnings from operations in foreign countries, which is expected to increase with our investment in foreign locations. As a result, we are subject to risks associated with doing business internationally. The risks of doing business in foreign countries include, among other factors: the potential for adverse changes in the local political climate, in diplomatic relations between foreign countries and the U.S. or in government policies, laws or regulations; international conflicts; terrorist activity that may cause social disruption; logistical and communications challenges; costs of complying with a variety of laws and regulations; difficulty in staffing and managing geographically diverse operations; deterioration of foreign economic conditions; inflation and fluctuations in interest rates; foreign currency exchange rate fluctuations; foreign exchange restrictions; differing local business practices and cultural considerations; restrictions on imports and exports or sources of supply, including energy and raw materials; changes in duties, quotas, tariffs, taxes or other protectionist measures; and potential issues related to matters covered by the Foreign Corrupt Practices Act, regulations related to import/export controls, the Office of Foreign Assets Control sanctions program, anti-boycott provisions or similar laws. We believe that our business activities outside of the U.S. involve a higher degree of risk than our domestic activities, and any one or more of these factors could adversely affect our operating results and financial condition. In addition, global and regional economic conditions and the volatility of worldwide capital and credit markets have significantly impacted and may continue to significantly impact our foreign customers and markets. These factors may result in decreased demand in our foreign operations. Refer to the “Economic or Industry Downturns and Weakness” risk factors herein for additional information concerning the impact of the global economic conditions and the volatility of capital and credit markets on our business.

Joint Ventures and Investments

A change in the relationship between the members of any of our joint ventures may have an adverse effect on that joint venture and our financial results. We have been successful in the development and operation of various joint ventures. We believe an important element in the success of any joint venture is a solid relationship between the members of that joint venture. If there is a change in ownership, a change of control, a change in management or management philosophy, a change in business strategy or another event with respect to a member of a joint venture that adversely impacts the relationship between the joint venture members, it could adversely impact that joint venture. The other members in our joint ventures may also, as a result of financial or other reasons, be unable or unwilling to support actions that we believe are in the best interests of the respective joint ventures. In addition, joint ventures necessarily involve special risks. Whether or not we hold a majority interest or maintain operational control in a joint venture, the other members in our joint ventures may have economic or business interests or goals that are inconsistent with our interests or goals. For example, because they are joint ventures, we do not have full control of every aspect of the joint venture’s business and/or certain significant decisions concerning the joint venture, which may require certain approvals from the other members in our joint ventures, and the other members in our joint ventures may be unwilling or unable to support actions that we believe to be in our best interests, may take action contrary to our policies or objectives with respect to our investments, or may otherwise be unable or unwilling to support actions that we believe are in the best interests of the respective joint venture, each of which could have an adverse effect on that joint venture and our financial results. Where we do not hold a majority interest in a joint venture (i.e., the unconsolidated joint venture Serviacero Worthington in which we own a 50% noncontrolling interest), our ability to control the direction and operations of that joint venture is generally very limited and our investment in that joint venture is significantly dependent on the other member of the joint venture. The failure of the other member of the unconsolidated joint venture to properly manage and operate the joint venture could have an adverse effect on that joint venture and our financial results.

Acquisitions and Equity Investments

We may be unable to successfully consummate, manage or integrate our acquisitions or other equity investments or our acquisitions and investments may not meet our expectations. We may from time to time continue to seek attractive opportunities to acquire businesses, enter into joint ventures and make other investments that are complementary to our existing strengths. There are no assurances, however, that any acquisition or investment opportunities will arise or, if they do, that they will be consummated, or that any needed additional financing for such opportunities will be available on satisfactory terms when required. In addition, acquisitions and investments involve risks that the businesses acquired or in which we invest will not perform in accordance with our expectations, that business judgments concerning the value, strengths and weaknesses of businesses will prove incorrect, that we may assume unknown liabilities from the seller, that the businesses may not be integrated successfully and that the acquisitions and investments may strain our management resources or divert management’s attention from other business concerns.

International acquisitions and investments may present unique challenges and increase our exposure to the risks associated with foreign operations and countries. Also, failure to successfully integrate any of our acquisitions may cause significant operating inefficiencies and could adversely affect our operations and financial condition. Even if the operations of an acquisition are integrated successfully, we may fail to realize the anticipated benefits of the acquisition, including the synergies, cost savings or growth opportunities that we expect. These benefits may not be achieved within the anticipated timeframe, or at all. Failing to realize the benefits anticipated from an acquisition or investment could have a material adverse effect on our financial condition and results of operations.

Capital Expenditures and Capital Resources

Our business requires capital investment and maintenance expenditures, and our capital resources may not be adequate to provide for all of our cash requirements. Many of our operations are capital intensive. For the fiscal year ended May 31, 2024, our total capital expenditures, were approximately $103.4 million. Additionally, as of May 31, 2024, we were obligated under lease agreements to make aggregate operating lease payments of $94.6 million. Our business also requires expenditures for maintenance of our facilities. Additionally, anticipated growth in the electrical steel market will require a significant amount of strategic capital expenditures to meet those market growth expectations. Given the potential for challenges, uncertainty and volatility in the domestic and global economies and financial markets, there can be no assurance that our capital resources will be adequate to provide for all of our cash requirements.

Capital Structure

Although we expect to finance our growth initiatives through borrowings under our Revolving Credit Facility, we may have to find additional sources of funding, which could be difficult. We expect to finance our growth initiatives through borrowings under our ABL Credit Facility, which matures on November 30, 2028. However, our ABL Credit Facility may not be sufficient or available to finance our growth initiatives, and we may have to find additional sources of financing. It may be difficult for us in the future to obtain the necessary funds and liquidity on terms acceptable to us, or at all, to run and expand our business.

Increased leverage and borrowing rates could adversely impact our business and results of operations. We may also incur additional indebtedness in the future. The terms of the Revolving Credit Facility restrict but do not prohibit us from doing so, and the indebtedness incurred in compliance with these restrictions could be substantial. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. Accordingly, we will have to generate significant cash flows from operations to meet our debt service requirements. If we do not generate sufficient cash flow to meet our debt service and working capital requirements, we may be required to seek additional capital, reduce capital expenditures, restructure or refinance all or a portion of our existing indebtedness, or sell assets. Moreover, insufficient cash flow may make it more difficult for us to obtain financing on terms that are acceptable to us, or at all.

Because the Revolving Credit Facility bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases. The Federal Reserve has continued to increase interest rates in 2023, increasing our interest expense on the Revolving Credit Facility. If interest rates continue to rise in the future, we could be unable to service our debt, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Difficult Financial Markets

If we are required to raise capital in the future, we could face higher borrowing costs, less available capital, more stringent terms and tighter covenants or, in extreme conditions, an inability to raise capital. Although we currently have cash reserves, as well as adequate borrowing availability under our existing Revolving Credit Facility and should be able to access other capital if needed, should those facilities become unavailable due to covenant or other defaults, or should financial markets tighten so that we otherwise cannot raise capital outside our existing facilities, or the terms under which we do so change, we may be negatively impacted. Any adverse change in our access to capital or the terms of our borrowings, including increased costs, could have a negative impact on our financial condition.

Legal Proceedings

We may be subject to legal proceedings or investigations, the resolution of which could negatively affect our results of operations and liquidity. Our results of operations or liquidity could be affected by an adverse ruling in any legal proceedings or investigations which may be pending against us or filed against us in the future. We are also subject to a variety of legal and compliance risks, including, without limitation, potential claims relating to product liability, privacy and information security, health and safety, labor and employment, environmental matters, taxes and compliance with U.S. and foreign export laws, anti-bribery laws, competition laws and sales and trade practices. While we believe that we have adopted appropriate risk management and compliance programs to address and reduce these risks, the global and diverse nature of our operations means that these risks will continue to exist and additional legal proceedings and contingencies may arise from time to time. The insurance we maintain may not be adequate or available to protect us in the event of a claim or its coverage may be limited, canceled or otherwise terminated, or the amount of our insurance may be less than the related impact on our enterprise value after a loss. As appropriate, we establish reserves based on our assessment of contingencies, including contingencies for claims asserted against us in connection with certain legal proceedings. Adverse developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a reserve and require us to make payments in excess of our reserves, which could negatively affect our operations, financial results and cash flows. An adverse ruling or settlement or an unfavorable change in laws, rules or regulations could have a material adverse effect on our financial condition and results of operations.

Claims and Insurance

Adverse claims experience, to the extent not covered by insurance, may have an adverse effect on our financial results. We self-insure most of our risks for product recall, cyber liability and pollution liability. We also self-insure a significant portion of our potential liability for workers’ compensation, product liability, general liability, property liability, automobile liability and employee medical claims, and in order to reduce risk for these liabilities, we purchase insurance from highly-rated, licensed insurance carriers that cover most claims in excess of the applicable deductible or retained amounts. We also maintain reserves for the estimated cost to resolve certain open claims that have been made against us, as well as an estimate of the cost of claims that have been incurred but not reported. The occurrence of significant claims, our failure to adequately reserve for such claims, a significant cost increase to maintain our insurance or the failure of our insurance providers to perform could have an adverse impact on our financial condition and results of operations.

Accounting and Tax-Related Estimates

We are required to make accounting and tax-related estimates, assumptions and judgments in preparing our combined financial statements, and actual results may differ materially from the estimates, assumptions and judgments that we use. In preparing our combined financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”), we are required to make certain estimates and assumptions that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain information that is used in the preparation of our combined financial statements is dependent on future events or cannot be calculated with a high degree of precision from data available to us. In some cases, these estimates and assumptions are particularly difficult to determine and we must exercise significant judgment. Some of the estimates, assumptions and judgments having the greatest amount of uncertainty, subjectivity and complexity are related to our accounting for bad debts, returns and allowances, inventory, self-insurance reserves, derivatives, stock-based compensation, deferred tax assets and liabilities and asset impairments. Our actual results may differ materially from the estimates, assumptions and judgments that we use, which could have a material adverse effect on our financial condition and results of operations.

Principal Shareholder

The principal shareholder of Worthington Steel may have the ability to exert significant influence in matters requiring a shareholder vote and could delay, deter or prevent a change in control of Worthington Steel. Pursuant to the charter documents of Worthington Steel, certain matters such as those in which a person would attempt to acquire or take control of Worthington Steel, must be approved by the vote of the holders of common shares representing at least 75% of Worthington Steel’s outstanding voting power. Approximately 34% of the outstanding common shares are beneficially owned, directly or indirectly, by John P. McConnell, our former Executive Chairman. As a result of his beneficial ownership of these common shares, Mr. McConnell may have the ability to exert significant influence in these matters and other proposals upon which shareholders may vote.

Employees

The loss of, or inability to attract and retain, qualified personnel could adversely affect our business. Our ability to successfully operate, grow our business and implement our business strategies is largely dependent on the efforts, abilities and services of our employees. The loss of employees or our inability to attract, train and retain additional personnel could reduce the competitiveness of our business or otherwise impair our operations or prospects. Our future success will also depend, in part, on our ability to attract and retain qualified personnel, including engineers and other skilled technicians, who have experience in the application of our products and are knowledgeable about our business, markets and products.

The loss of senior management or other key employees, or failure to implement effective succession planning strategies, may have a material adverse impact on our business. We cannot assure that we will be able to retain our existing senior management personnel or other key employees or attract additional qualified personnel when needed. The loss of any member of our management team could adversely impact our business and operations. We have not entered into any formal employment contracts with or other stand-alone change in control provisions relative to our executive officers. However, we do have certain change in control provisions in our various compensation plans. We may modify our management structure from time to time or reduce our overall workforce, which may create marketing, operational and other business risks. If we lose members of our management team or other key employees and fail to implement effective succession plans, our business and results of operations may be negatively impacted.

Environmental, Health and Safety

We may incur additional costs related to environmental and health and safety matters. Our operations and facilities are subject to a variety of federal, state, local and foreign laws and regulations relating to the protection of the environment and human health and safety. Compliance with these laws and regulations and any changes therein may sometimes involve substantial operating costs and capital expenditures, and any failure to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in increased costs and capital expenditures and potentially fines and civil or criminal sanctions, third-party claims for property damage or personal injury, cleanup costs or temporary or permanent discontinuance of operations. Over time, we and predecessor operators of our facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Environmental liabilities, including cleanup obligations, could exist at our facilities or at off-site locations where materials from our operations were disposed of or at facilities we have divested, which could result in future expenditures that cannot be currently quantified and which could reduce our profits and cash flow. We may be held strictly liable for any contamination of these sites, and the amount of any such liability could be material. Under the joint and several liability principle of certain environmental laws, we may be held liable for all remediation costs at a particular site, even with respect to contamination for which we are not responsible. In addition, changes in environmental and human health and safety laws, rules, regulations or enforcement policies could have a material adverse effect on our business, financial condition or results of operations.

Seasonality

Our operations have historically been subject to seasonal fluctuations that may impact our cash flows for a particular period. Our sales are generally strongest in the fourth quarter of the fiscal year when our business is normally operating at seasonal peaks, and our sales are generally weakest in the third quarter of the fiscal year, primarily due to reduced activity in the construction industry as a result of the colder, more inclement weather throughout much of the U.S., as well as customer plant shutdowns in the automotive industry due to holidays. Our quarterly results may also be affected by the timing of large customer orders. Consequently, our cash flow from operations may fluctuate significantly from quarter to quarter. If, as a result of any such fluctuation, our quarterly cash flows were significantly reduced, we may be unable to service our indebtedness or maintain compliance with certain covenants under the documents governing our indebtedness. A default under any of the documents governing our indebtedness could prevent us from borrowing additional funds, limit our ability to pay interest or principal and allow our lenders to declare the amounts outstanding to be immediately due and payable and to exercise certain other remedies.

Risks Related to the Separation and Our Relationship with Worthington Enterprises

We have limited history of operating as a separate, publicly traded company, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results. The historical information about us in this Form 10-K, for periods prior to the Separation, refers to our business as operated by and integrated with the Former Parent. Our historical financial information included in this Form 10-K is derived from the consolidated financial statements and accounting records of the Former Parent. Accordingly, the historical financial information included in this Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below.

•
Prior to the Separation, our business was operated by the Former Parent as part of its broader corporate organization, rather than as a separate, publicly traded company. The Former Parent, or one of its affiliates, performed various corporate functions for us such as legal, treasury, accounting, internal audit, human resources and finance. Our historical financial results reflect allocations of corporate expenses from the Former Parent for such functions and are likely to be less than the expenses we would have incurred had we operated as a separate publicly traded company. Following the Separation, our cost related to such functions previously performed by the Former Parent may therefore increase.
•
Prior to the Separation, our business was integrated with the other businesses of the Former Parent. Historically, we shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. Although we entered into transition agreements with the Former Parent, these arrangements may not fully capture the benefits that we enjoyed as a result of being integrated with the Former Parent and may result in us paying higher charges than in the past for these services. This could have an adverse effect on our results of operations and financial condition following the completion of the Separation.
•
Generally, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, were satisfied as part of the corporate-wide cash management policies of the Former Parent. Following the completion of the Separation, we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements.
•
As a result of the Separation, the cost of capital for our business may be higher than the Former Parent’s cost of capital prior to the Separation.
•
Our historical financial information does not reflect the debt or the associated interest expense that we expected to incur after the Separation.

Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from the Former Parent. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated and combined financial statements and notes thereto included elsewhere in this Form 10-K.

As a separate, publicly traded company, we may not enjoy the same benefits that we did as a part of Worthington Enterprises, Inc. There is a risk that, by separating from the Former Parent, we may have become more susceptible to market fluctuations and other adverse events than we would have been if we were still a part of the Former Parent’s organizational structure. As part of the Former Parent, we were able to enjoy certain benefits from the Former Parent’s operating diversity, purchasing power and opportunities to pursue integrated strategies with the Former Parent’s other businesses. As a separate, publicly traded company, we do not have similar diversity or integration opportunities and may not have similar purchasing power or access to capital markets.

Our customers, prospective customers, suppliers or other companies with whom we conduct business may conclude that our financial stability as a separate, publicly traded company is insufficient to satisfy their requirements for doing or continuing to do business with them. Some of our customers, prospective customers, suppliers or other companies with whom we conduct business may conclude that our financial stability as a separate, publicly traded company is insufficient to satisfy their requirements for doing or continuing to do business with them, or may require us to provide additional credit support, such as letters of credit or other financial guarantees. Any failure of parties to be satisfied with our financial stability could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Potential indemnification obligations to Worthington Enterprises, Inc. pursuant to the Separation and Distribution Agreement could materially and adversely affect our business, financial condition, results of operations and cash flows. The Separation and Distribution Agreement, among other things, provides for indemnification obligations (for uncapped amounts) designed to make us financially responsible for all liabilities that the Former Parent may incur relating to our business activities (as currently and historically conducted), whether incurred prior to or after the separation. If we are required to indemnify the Former Parent under the circumstances set forth in the Separation and Distribution Agreement, we may be subject to substantial liabilities.

In connection with the Separation, Worthington Enterprises, Inc. will indemnify us for certain liabilities. However, there can be no assurance that such indemnity will be sufficient to insure us against the full amount of such liabilities, or that Worthington Enterprises, Inc.’s ability to satisfy its indemnification obligations will not be impaired in the future. Pursuant to the Separation and Distribution Agreement and certain other agreements with the Former Parent, the Former Parent agreed to indemnify us for certain liabilities. However, third parties could also seek to hold us responsible for any of the liabilities that the Former Parent has agreed to retain, and there can be no assurance that the indemnity from the Former Parent will be sufficient to protect us against the full amount of such liabilities, or that the Former Parent will be able to fully satisfy its indemnification obligations. In addition, the Former Parent’s insurance will not necessarily be available to us for liabilities associated with occurrences of indemnified liabilities prior to the separation, and in any event the Former Parent’s insurers may deny coverage to us for liabilities associated with certain occurrences of indemnified liabilities prior to the separation. Moreover, even if we ultimately succeed in recovering from the Former Parent or such insurance providers any amounts for which we are held liable, we may be temporarily required to bear these losses. Each of these risks could negatively affect our business, financial position, results of operations and cash flows.

If the Distribution, together with certain related transactions, fails to qualify as a reorganization under Sections 355 and 368(a)(1)(D) of the Code, the Former Parent and its shareholders could incur significant tax liabilities, and we could be required to indemnify the Former Parent for taxes that could be material pursuant to indemnification obligations under the tax matters agreement. The Distribution was conditioned upon, among other things, the Former Parent’s receipt of a tax opinion, regarding the qualification of the distribution, together with certain related transactions, as a reorganization under Sections 355 and 368(a)(1)(D) of the Code. The opinion of tax counsel was based on, among other things, certain factual assumptions, representations and undertakings from the Former Parent and us, including those regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these factual assumptions, representations, or undertakings are incorrect or not satisfied, the Former Parent may not be able to rely on the opinion, and the Former Parent and its shareholders could be subject to significant U.S. federal income tax liabilities. In addition, the opinion of tax counsel will not be binding on the U.S. Internal Revenue Service (the “IRS”) or the courts, and, notwithstanding the opinion of tax counsel, the IRS could determine on audit that the distribution does not so qualify or that the distribution should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the distribution.

If the Distribution is ultimately determined not to qualify as a reorganization under Sections 355 and 368(a)(1)(D) of the Code, the distribution could be treated as a taxable disposition of common shares of Worthington Steel by the Former Parent and as a taxable dividend or capital gain to the Former Parent’s shareholders for U.S. federal income tax purposes. In such case, the Former Parent and its shareholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.

We might not be able to engage in certain transactions and equity issuances following the distribution. Our ability to engage in equity transactions could be limited or restricted in order to preserve, for U.S. federal income tax purposes, the qualification of the distribution, together with certain related transactions, as a reorganization under Sections 355 and 368(a)(1)(D) of the Code. Even if the Distribution otherwise qualifies for tax-free treatment to the Former Parent’s shareholders under Section 355 of the Code, it may result in corporate-level taxable gain to the Former Parent if there is a 50% or greater change in ownership, by vote or value, of shares of Worthington Steel stock, the Former Parent stock or the stock of a successor of either occurring as part of a plan or series of related transactions that includes the Distribution. Any acquisitions or issuances of Worthington Steel’s stock or the Former Parent’s stock within two years of the distribution are generally presumed to be part of such a plan, although the Former Parent may be able to rebut that presumption.

Under the tax matters agreement that we entered into with the Former Parent on November 30, 2023, we are required to comply with the representations made in the private letter ruling the Former Parent received and in materials submitted to the IRS in connection therewith and to legal counsel in connection with the tax opinion the Former Parent received regarding the intended tax treatment of the Distribution and certain related transactions. The tax matters agreement also restricts our ability to take or fail to take any action if such action or failure to act could adversely affect the intended tax treatment. In particular, except in specific circumstances, in the two years following the Distribution, we are restricted from, among other things, (i) entering into any transaction pursuant to which all or a portion of our equity would be acquired, whether by merger or otherwise, and (ii) ceasing to actively conduct certain elements of our business.

These restrictions may limit for a period of time our ability to pursue certain transactions that we may believe to be in the best interests of our shareholders or that might increase the value of our business.

Certain of our executive officers and directors may have actual or potential conflicts of interest because of their equity interests in the Former Parent. Certain of our executive officers and directors own equity interests in the Former Parent. Continuing ownership of common shares of the Former Parent and equity awards could create, or appear to create, potential conflicts of interest if we and the Former Parent face decisions that could have implications for both the Former Parent and us after the separation.

Worthington Enterprises, Inc. may compete with us. The Former Parent is not restricted from competing with us. If the Former Parent in the future decides to engage in the type of business we conduct, it may have a competitive advantage over us, which may cause our business, financial condition and results of operations to be materially adversely affected.

We may not achieve some or all of the expected benefits of the Separation, and the Separation may adversely affect our business. We may not be able to achieve the full strategic and financial benefits expected to result from the Separation, or such benefits may be delayed or not occur at all. The Separation is expected to provide the following benefits, among others:

•
the Separation is expected to allow investors to separately value the Former Parent and us based on the Former Parent’s and our distinct investment identities;
•
the Separation is expected to facilitate our ability to capitalize on our unique growth opportunities;
•
the Separation is expected to facilitate incentive compensation arrangements for employees more directly tied to the performance of the relevant company’s businesses, and may enhance employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives;
•
the Separation is expected to permit us to concentrate our financial resources solely on our own operations without having to compete with the Former Parent for investment capital, providing us with greater flexibility to invest capital in our business in a time and manner appropriate for our strategy and business needs; and
•
the Separation is expected to allow us to more effectively pursue our distinct operating priorities and strategies and enable us to focus on unique opportunities for long-term growth and profitability.

If we fail to achieve some or all of the benefits expected to result from the separation, or if such benefits are delayed, our business, operating results and financial condition could be adversely affected.

Risks Related to Our Common Shares

We cannot be certain that an active trading market for our common shares will be sustained, and the price of our common shares may fluctuate significantly. Prior to the Separation, there was no public market for our common shares. We cannot guarantee that an active trading market will be sustainable for our common shares. If an active trading market is not sustained, you may have difficulty selling your Worthington Steel common shares at an attractive price, or at all.

The market price of our common shares may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•
our quarterly or annual earnings, or those of other companies in our industry;
•
the failure of securities analysts to cover our common shares;
•
actual or anticipated fluctuations in our operating results;
•
changes in earnings estimated by securities analysts or our ability to meet those estimates;
•
the operating and stock price performance of other comparable companies;
•
changes to the regulatory and legal environment in which we operate;
•
changes in interest or inflation rates;
•
overall market fluctuations and domestic and worldwide economic conditions; and
•
other factors described in Item 1A.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common shares.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common shares may be negatively affected. As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with our fiscal 2025 annual report on Form 10-K, we expect we will be required to furnish annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing these assessments pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These reporting and other obligations may place significant demands on management, administrative and operational resources, including accounting systems and resources.

The process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation is time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common shares could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are then listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Certain provisions in our amended and restated articles of incorporation and amended and restated code of regulations, and of Ohio law, may prevent or delay an acquisition of us, which could decrease the trading price of our common shares. Our amended and restated articles of incorporation and amended and restated code of regulations contain, and Ohio law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with the Board rather than to attempt an unsolicited takeover not approved by the Board. These provisions include, among others:

•
the inability of our shareholders to call a special meeting unless they hold 50% or more of our outstanding shares;
•
the inability of our shareholders to act by written consent;
•
rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings;
•
the right of the Board to issue preferred shares without shareholder approval;
•
the division of the Board into three classes of directors, with each class serving a staggered three-year term, and this classified board provision could have the effect of making the replacement of incumbent directors more time consuming and difficult;
•
provision that shareholders may only remove directors with cause;
•
the ability of our directors, and not shareholders, to fill vacancies (including those resulting from an enlargement of the Board) on the Board (except in the case of removal of a director by the shareholders, in which case the shareholders may fill such vacancy at the same meeting); and
•
the requirement that the affirmative vote of shareholders holding at least two-thirds of our voting stock is required to amend our amended and restated code of regulations and certain provisions in our amended and restated articles of incorporation.

We believe these provisions will protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with the Board and by providing the Board with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that the Board determines is not in the best interests of us and our shareholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

General Risk Factors

Economic or Industry Downturns and Weakness

Our business is cyclical and weakness or downturns in the economy or certain industries could have an adverse effect on our business. If the domestic or global economies, or certain industry sectors of those economies that are key to our sales, contract or deteriorate, it could result in a corresponding decrease in demand for our products and negatively impact our results of operations and financial condition.

Volatility in the U.S. and worldwide capital and credit markets could negatively impact our end markets and result in reduced demand for our products, increased credit and collection risks and other adverse effects on our business. The domestic and worldwide capital and credit markets have experienced significant volatility, disruptions and dislocations with respect to price and credit availability. These factors caused diminished availability of credit and other capital in our end markets, and for participants in, and the customers of, those markets. The effects of the inflationary pressures continue to present risks to us, our customers or our suppliers. In particular, there is no guarantee that the credit markets or liquidity will not once again be restricted. The imposition of more strict lending standards may make it more difficult and costly for some firms to access the credit markets. Further, uncertainties in Europe, especially in light of the war in Ukraine, regarding the financial sector and sovereign debt and the potential impact on banks in other regions of the world will continue to weigh on global and domestic growth. Although we believe we have adequate access to several sources of contractually committed borrowings and other available credit facilities, these risks could restrict our ability to borrow money on acceptable terms in the credit markets and potentially affect our ability to draw on our credit facilities. In addition, restricted access to the credit markets could make it difficult, or in some cases, impossible, for our suppliers and customers to borrow money to fund their operations. Lack of, or limited access to, capital would adversely affect our suppliers to produce the materials we need for our operations and our customers’ ability to purchase our products or, in some cases, to pay for our products on a timely basis.

Tax Laws and Regulations

Tax increases or changes in tax laws or regulations could adversely affect our financial results. We are subject to tax and related obligations in the jurisdictions in which we operate or do business, including state, local, federal and non-U.S. taxes. The tax laws of the various jurisdictions in which we operate or do business often are complex and subject to varying interpretations. Tax authorities may challenge tax positions that we take or historically have taken and may assess taxes where we have not made tax filings or may audit the tax filings we have made and assess additional taxes. Some of these assessments may be substantial, and also may involve the imposition of penalties and interest.

In addition, governments could change their existing tax laws, impose new taxes on us or increase the rates at which we are taxed in the future. The payment of substantial additional taxes, penalties or interest resulting from tax assessments, or the imposition of any new taxes, could materially and adversely impact our results of operations and financial condition. For example, President Biden has proposed to increase the federal corporate income tax rate and if any such proposal were to be adopted, then the increase in the federal corporate income tax rate would adversely affect our results of operations in future periods.

The Pillar Two Global Anti-Base Erosion rules issued by the Organization for Economic Cooperation and Development (“OECD”), a global policy forum, introduced a global minimum tax of 15% which would apply to multinational groups with consolidated financial statement revenue in excess of EUR 750 million. Nearly all OECD member jurisdictions have agreed in principle to adopt these provisions and numerous jurisdictions, including jurisdictions in which the company operates, have enacted these rules effective January 1, 2024. We have evaluated the impact of these rules and currently believe they will not have a material impact on our future financial results. We will continue to monitor and refine our assessment as further guidance is available.

Legislation and Regulations

Certain proposed legislation and regulations may have an adverse impact on the economy in general and on our markets specifically, which may adversely affect our business. Our business may be negatively impacted by a variety of new or proposed legislation or regulations. For example, legislation and regulations proposing increases in taxation on, or heightened regulation of, greenhouse gas emissions may result in higher prices for steel, higher prices for utilities required to run our facilities, higher fuel costs for us and our suppliers and distributors, limitations on our ability to produce, use or sell certain products and other adverse impacts. To the extent that new legislation or regulations increase our costs, we may not be able to fully pass these costs on to our customers without a resulting decline in sales and adverse impact on our profits. Likewise, to the extent new legislation or regulations would have an adverse effect on the economy, our markets or the ability of domestic businesses to compete against foreign operations, we could also be adversely impacted.

Changes to global data privacy laws and cross-border transfer requirements could adversely affect our business and operations. Our business depends on the transfer of data between our affiliated entities, to and from our business partners, and with third-party service providers, which may be subject to global data privacy laws and cross-border transfer restrictions. For example, a number of U.S. states have introduced and passed legislation to expand data breach notification rules and which contain numerous requirements that must be complied with in connection with how we handle personal data. While we take steps to comply with applicable legal requirements, the volatility and changes to such laws may impact our ability to effectively transfer data in support of our business operations. Compliance with such laws, or other regulatory standards, could also increase our cost of doing business and/or force us to change our business practices in a manner adverse to our business. In addition, violations of such laws, or other privacy regulations, may result in significant fines, penalties and damage to our brands and businesses which could, individually or in the aggregate, materially harm our business and reputation.

Additionally, the U.S. federal government has imposed tariffs on certain foreign goods, including on certain steel products imported into the U.S. Although such steel tariffs may benefit portions of our business, these tariffs, as well as country-specific or product-specific exemptions, may also lead to steel price fluctuations and retaliatory actions from foreign governments and/or modifications to the purchasing patterns of our customers that could adversely affect our business or the steel industry as a whole. In particular, certain foreign governments, including Canada, China and Mexico, have instituted or are considering imposing tariffs on certain U.S. goods, which previously contributed to increased raw material prices, but did not have a significant or recurring impact on our business. Restrictions on trade with foreign countries, imposition of customs duties or further modifications to U.S. international trade policy have the potential to disrupt our supply chain or the supply chains of our customers and to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof, potentially leading to negative effects on our business and financial condition.

We have certain operations which are located outside of the U.S. that expose us to certain anti-corruption laws. We are subject to the Foreign Corrupt Practices Act (“FCPA”), which generally prohibits U.S. companies and their intermediaries from making corrupt payments or otherwise corruptly giving anything of value to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment and requires companies to maintain adequate record-keeping and internal accounting practices. The FCPA applies to covered companies, individual directors, officers, employees, and agents. Under the FCPA, U.S. companies may be held liable for some actions taken by strategic or local partners or representatives. If we or our intermediaries fail to comply with the requirements of the FCPA, governmental authorities in the U.S. could seek to impose civil and/or criminal penalties. The other countries in which we operate may have similar or more stringent anti-corruption laws to which we must comply or risk civil and/or criminal penalties. The failure to comply with such laws may lead to negative effects on our business and financial condition.

Impairment Charges

Weakness or instability in the general economy, our markets or our results of operations could result in asset impairments, which would reduce our reported earnings and net worth. Economic conditions remain fragile in some markets and the possibility remains that the domestic or global economies, or certain industry sectors that are key to our sales, may deteriorate. If certain aspects of our operations are adversely affected by challenging economic and financial conditions, we may be required to record future impairments, which would negatively impact our results of operations.

Item 1B. — Unresolved Staff Comments

None.

Item 1C. — Cybersecurity

Cybersecurity risk management is an integral part of our overall enterprise risk management program. Our cybersecurity risk management program is designed to provide a framework for assessing, identifying and managing cybersecurity threats and incidents, including threats and incidents associated with the use of services provided by third-party service providers, and to facilitate coordination across different departments of our company. Our processes include steps for assessing the severity of a cybersecurity threat, identifying the source of a cybersecurity threat including whether the cybersecurity threat is associated with a third-party service provider, implementing cybersecurity countermeasures and mitigation strategies and informing management and the Board of material cybersecurity threats and incidents. Our cybersecurity team also engages third-party security experts for risk assessment and system enhancements. In addition, our cybersecurity team provides training to all appropriate employees.

The Board has overall oversight responsibility for our risk management, and delegates cybersecurity risk management oversight to the Audit Committee of the Board. The Audit Committee is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which we are exposed and implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents. The Audit Committee also reports material cybersecurity risks to the Board. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes designed to ensure that such potential cybersecurity risk exposures are monitored, putting in place mitigation measures and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Vice President of Transformation and Chief Information Officer (“CIO”) who receives reports from our Senior Cybersecurity manager who monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents. The dedicated personnel of information system security professionals are overseen by an information security manager with 15 years of experience in cybersecurity. Management, including the CIO and our cybersecurity manager, regularly update the Audit Committee on our cybersecurity programs, which includes cybersecurity risks and mitigation strategies, a third-party risk program, vulnerability management, and on-going cybersecurity projects.

In fiscal 2024, we did not identify any cybersecurity incidents that materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. It is possible that we may not implement appropriate controls if we do not detect a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate the risks. Even when a risk is detected, disruptive events may not always be immediately and thoroughly interpreted and acted upon. For more information about these risks, please see "Risk Factors – Risks Related to our Business" in Item 1A of this Form10-K.

Item 2. — Properties.

Our principal corporate offices are located in two adjacent leased buildings in Columbus, Ohio. We lease space from the Former Parent in Columbus, Ohio used for administrative, metallurgical services and warehousing purposes. Additionally, we own warehouse space in Pennsylvania and South Carolina, and lease warehouse space in California and Pennsylvania.

At May 31, 2024, including our consolidated and unconsolidated joint ventures, we owned or leased more than 6.7 million square feet of space for our manufacturing facilities. More details on these facilities are contained in the table below. We believe these facilities are well maintained and in good operating condition and are sufficient to meet our current needs.

Wholly-owned and Consolidated Joint Ventures

Entity	Type	Location	Number of facilities	Leased	Owned
Worthington Steel	Manufacturing	OH (5), IL, IN, KY, MI, NY Canada, China, Germany, India, Mexico	15	2	13
TWB	Manufacturing	OH (2), MI (2), TN (2), KY Mexico (3), Canada	11	10	1
WSCP	Manufacturing	OH (2)	2	1	1
Spartan	Manufacturing	MI	1	–	1
		Total	29	13	16

Unconsolidated Joint Venture

Joint Venture	Type	Location	Number of facilities	Leased	Owned
Serviacero Worthington	Manufacturing	Mexico (3)	3	–	3
		Total	3	–	3

Item 3. — Legal Proceedings

We are involved in various judicial and administrative proceedings, as both plaintiff and defendant, arising in the ordinary course of business. We do not believe that any such proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operation or cash flows.

Item 4. — Mine Safety Disclosures

Not Applicable.

Supplemental Item — Executive Officers of Worthington Steel

The following table lists the names, positions held and ages of the individuals serving as executive officers of Worthington Steel, Inc. as of August 2, 2024.

Name	Age	Position(s) with the Registrant	Present Office Held Since
John B. Blystone	71	Executive Chairman and Director	2023
Geoffrey G. Gilmore	52	President and Chief Executive Officer	2023
Jeffrey R. Klingler	52	Executive Vice President and Chief Operating Officer	2023
Timothy A. Adams	60	Vice President and Chief Financial Officer	2023
Joseph Y. Heuer	48	Vice President – General Counsel and Secretary	2024

John B. Blystone has served as our Executive Chairman since December 2023. He currently serves as Chairmen of the Board of Worthington Enterprises, where he has been a director since 1997. Mr. Blystone previously served as Chairman of the Board, President and Chief Executive Officer of SPX Corporation, a global provider of technical products and systems, industrial products and services, flow technology, cooling technologies and services and service solutions, from December 1995 to December 2004, when he retired.

Geoffrey G. Gilmore has served as our President and Chief Executive Officer since December 2023. Prior to that, he served as Executive Vice President and Chief Operating Officer of Worthington Industries from August 2018 through the separation. Mr. Gilmore served as President of Worthington Cylinder Corporation from June 2016 to August 2018. Mr. Gilmore served as President of The Worthington Steel Company from August 2012 through May 2016. From July 2011 to July 2012, Mr. Gilmore served as Vice President-Purchasing for Worthington Industries. From April 2010 to July 2011, Mr. Gilmore served as General Manager of The Worthington Steel Company’s Delta, Ohio facility; and from June 2006 to February 2010, he served as Director of Automotive Sales for The Worthington Steel Company. Mr. Gilmore served in various other positions with Worthington Industries from 1998 to June 2006.

Jeffrey R. Klingler has served as Executive Vice President and Chief Operating Officer since December 2023. Prior to that, he served as President of The Worthington Steel Company since from May 2019 through the separation. Mr. Klingler served as General Manager of various business units within The Worthington Steel Company from May 2014 until April 2019. Mr. Klingler served as vice president of sales, marketing and procurement for Banner Services Corporation, a supplier and processor of metal bar products, from 2008 until 2014, after serving in numerous capacities with The Worthington Steel Company from 1992 to 2008.

Timothy A. Adams has served as our Vice President and Chief Financial Officer since December 2023. Prior to that, he served as the vice president of strategy and corporate development for Worthington Industries from 2012 through the separation. He joined Worthington Industries as a financial analyst in 1998 and served in multiple roles of increasing responsibility within the Financial Planning and Analysis team. He was named as the director of strategy and business development in 2008. In addition, Mr. Adams serves on the boards of two Worthington Steel joint ventures, TWB and Serviacero Worthington.

Joseph Y. Heuer has served as our Vice President, General Counsel and Secretary since February 2024. Prior to that, he served as Assistant General Counsel since joining us in August 2023. Prior to joining us, he was Senior Counsel for PubMatic, Inc., and also previously served as Assistant General Counsel at InMarket Media, LLC and as Vice President, Assistant General Counsel and Assistant Corporate Secretary for Big Lots, Inc.

Executive officers serve at the pleasure of the Board. There are no family relationships among any of Worthington Steel’s executive officers or directors. No arrangements or understandings exist pursuant to which any individual has been, or is to be, selected as an executive officer of Worthington Steel.

PART II

Item 5. – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Shares Information

The common shares trade on the NYSE under the symbol WS. As of July 30, 2024, Worthington Steel had 5,860 registered shareholders.

Worthington Steel currently has no material contractual or regulatory restrictions on the payment of dividends provided that no event of default exists under the Credit Facility and it meets the minimum availability threshold thereunder. Dividends are declared at the discretion of the Board. The Board reviews the declaration and payment of a dividend on a quarterly basis and establishes the dividend rate based upon Worthington Steel’s consolidated and combined financial condition, results of operations, capital requirements, current and projected cash flows, business prospects, and other relevant factors. There is no guarantee that Worthington Steel will continue the payments of dividends in the future or that any dividends declared by the Board in the future will be similar in amount or timing to any dividends previously declared by the Board.

For additional information on the Worthington Steel dividend policy, see “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Dividend Policy.”

Shareholder Return Performance

The following performance graph and the table in this Item 5 of this Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or Regulation 14C under the Exchange Act, or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate such information into such a filing.

The following stock performance graph and table compare the cumulative total shareholder return on the common shares, the S&P Small Cap 600 Index, and the S&P 1500 Composite Steel Sub-Index. The graph tracks the performance of a $100 investment, assuming reinvestment of dividends, in our common shares and in each index from December 1, 2023, the date Worthington Steel shares commenced regular-way trading on the NYSE, to May 31, 2024. The comparisons in the graph and table below are based upon historical data and are not indicative of, nor intended to forecast, the future performance of the common shares.

	12/1/23	12/31/23	1/31/24	2/29/24	3/31/24	4/30/24	5/31/24
Worthington Steel, Inc.	$100.00	$126.58	$134.91	$142.61	$162.34	$139.42	$149.39
S&P Small Cap 600 Index	$100.00	$109.62	$105.30	$108.80	$112.32	$106.02	$111.36
S&P 1500 Composite Steel Sub-Index	$100.00	$105.61	$108.47	$114.29	$118.49	$105.55	$109.11

Data and graph provided by Zacks Investment Research, Inc. Copyright© 2024, Standard & Poor’s, Inc. All rights reserved. Used with permission.

Worthington Steel is a component of the S&P Small Cap 600 Index. The S&P 1500 Composite Steel Sub-Index, of which Worthington Steel is also a component, is the most specific index relative to our business.

Unregistered Sales of Equity Securities

There were no equity securities of Worthington Steel sold by Worthington Steel during fiscal 2024 that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Common shares withheld to cover tax withholding obligations in connection with the vesting of restricted common shares are treated as common share repurchases. Those withheld common shares are not considered common share repurchases under an authorized common share repurchase plan or program. The table below provides information regarding common shares withheld from our employees to satisfy minimum statutory tax withholding obligations arising from the vesting of restricted common shares. The presentation of the table below and related footnote represents full common share amounts.

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs (1)	Plans or Programs (2)
March 1-31, 2024	10,311	$32.39	-	-
April 1-30, 2024	2,131	31.84	-	-
May 1-31, 2024	-	-	-	-
Total	12,442	$32.30	-

(1)
There were no common shares purchased during the period presented as part of publicly announced plans or programs.
(2)
No publicly announced plans or programs existed for the periods presented.

Item 6. – [Reserved]

Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This MD&A should be read in conjunction with our consolidated and combined financial statements and the related Notes in this Form 10-K. This MD&A is designed to provide a reader with material information relevant to an assessment of our financial condition and results of operations and to allow investors to view the Company from the perspective of management.

Basis of Presentation

Worthington Steel was formed as an Ohio corporation on February 28, 2023, for the purpose of receiving, pursuant to a reorganization, all of the outstanding equity interests of the steel processing business of Worthington Enterprises. On December 1, 2023, the Separation was completed and Worthington Steel became an independent, publicly traded company. Our financial statements for the periods until the Separation on December 1, 2023, are combined financial statements prepared on a carve-out basis. Our financial statements for the periods beginning on and after December 1, 2023, are consolidated financial statements based on our reported results as a stand-alone company. Accordingly, the third quarter of fiscal 2024 and onward included consolidated and combined financial statements, whereas all prior periods included combined financial statements. For additional information, see “Note A – Description of Business, The Separation, Agreements with the Former Parent and Separation Costs, and Basis of Presentation.”

Business Overview

We are one of North America’s premier value-added steel processors with the ability to provide a diversified range of products and services that span a variety of end markets. We maintain market leading positions in the North American carbon flat-rolled steel and tailor welded blank industries and are one of the largest global producers of electrical steel laminations. For nearly 70 years, we have been delivering high quality steel processing capabilities across a variety of end-markets including automotive, heavy truck, agriculture, construction, and energy. With the ability to produce customized steel solutions, we aim to be the preferred value-added steel processor in the markets we serve by delivering highly technical, customer-specific solutions, while also providing advanced materials support. Our scale and operating footprint allow us to achieve an advantaged cost structure and service platform supported by a strategic operating footprint. We serve our customers primarily by processing flat-rolled steel coils, which we source primarily from various North American steel mills, into the precise type, thickness, length, width, shape, and surface quality required by customer specifications. We sell steel on a direct basis, whereby we are exposed to the risk and rewards of ownership of the material while in our possession. Additionally, we toll process steel under a fee for service arrangement whereby we process customer-owned material. Our manufacturing facilities further benefit from the flexibility to scale between direct and tolling services based on demand dynamics throughout the year.

Our operations are managed principally on a products and services basis under a single group organizational structure. We own controlling interests in the Spartan, TWB, and WSCP operating joint ventures. We also own a controlling interest in WSP, which became a non-operating joint venture in October 2022, when we completed the divestiture of its remaining net assets. The net assets and operating results of these joint ventures are consolidated with the equity owned by the minority joint venture member shown as “Noncontrolling interests” in our consolidated and combined balance sheets, and the noncontrolling interest in net earnings and Other Comprehensive Income (“OCI”) shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated and combined statements of earnings and consolidated and combined statements of comprehensive income (loss), respectively. Our remaining joint venture, Serviacero Worthington, is unconsolidated and accounted for using the equity method.

Recent Business Developments

•
On November 16, 2023, we acquired Voestalpine Nagold, including its facility in Nagold, Germany and related assets, for net cash consideration of $21.0 million and the assumption of a $0.9 million pension liability. Voestalpine Nagold produces automotive and electrical steel lamination stampings in Europe. The acquisition establishes a manufacturing presence in Europe for us and allows us to capitalize on the growing EV and industrial motor markets in that region. Refer to “Note O – Acquisitions” for additional information.
•
On November 30, 2023, we entered into the Credit Facility scheduled to mature on November 30, 2028, with a group of lenders. The Credit Facility allows for borrowings of up to $550.0 million, to the extent secured by eligible accounts receivable and inventory balances at period end, which consist primarily of U.S. Dollar denominated account balances. Individual amounts drawn under the Credit Facility accrue interest at rates equal to an applicable margin over the one-, three-, or six-month term SOFR Rate, plus a SOFR adjustment. We incurred approximately $2.7 million of issuance costs, of which $2.5 million will be amortized to interest expense over the expected five-year Credit Facility term and are reflected in other assets. Refer to “Note H – Debt” for additional information.
•
On December 1, 2023, the Separation was completed via the Distribution. The Separation is intended to be tax-free to shareholders for U.S. federal income tax purposes. In connection with the Separation, we paid a $150.0 million distribution to the Former Parent. As of the Separation date, the Worthington Steel common shares began trading on the NYSE under the ticker symbol “WS.” Refer to “Note A – Description of Business, The Separation, Agreements with the Former Parent and Separation Costs, and Basis of Presentation” for additional information.
•
On March 13, 2024, TWB signed a licensing agreement with ArcelorMittal Tailored Blanks for a patented ablation technology that will expand our capabilities in North America.
•
On June 26, 2024, the Board declared a quarterly dividend of $0.16 per common share payable on September 27, 2024, to shareholders of record at the close of business on September 13, 2024. Refer to “Note T – Subsequent Events” for additional information.

Trends and Factors Impacting our Performance

The steel processing industry is fragmented and highly competitive. Given the broad base of products and services offered, specific competitors vary based on the target industry, product type, service type, size of program and geography. Competition is primarily on the basis of price, product quality and the ability to meet delivery requirements. Our processed steel products are priced competitively, primarily based on market factors, including, among other things, market pricing, the cost and availability of raw materials, shipping costs, and overall economic conditions in the U.S. and abroad.

General Economic and Market Conditions

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of our net sales by end market for fiscal 2024 and fiscal 2023 is illustrated below:

	2024	2023
Automotive	52%	50%
Construction	13%	13%
Machinery & Equipment	8%	10%
Agriculture	5%	6%
Heavy Trucks	5%	5%
Other	17%	16%
Total	100%	100%

The automotive industry is one of the largest consumers of flat-rolled steel in North America, and the largest end market for us and our unconsolidated joint venture, Serviacero Worthington. North American vehicle production, including the Detroit Three automakers, is a leading indicator of automotive demand. North American vehicle production was up in fiscal 2024 compared to fiscal 2023.

Our remaining net sales are to other markets such as agricultural, appliance, construction, container, energy, heavy truck, HVAC, industrial electric motor, generator, and transformer. Given the many different products that make up our net sales and the wide variety of end markets we service, it is difficult to isolate the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. gross domestic product growth is a reasonable macroeconomic indicator for analyzing the demand of our end markets. While elevated interest rates and general economic uncertainty have continued during fiscal 2024, our throughput levels have shown resilience.

Although recent signals have offered an early indication that the continued inflationary pressures seen in recent years may be softening, as compared to the levels experienced throughout fiscal 2022, fiscal 2023, and fiscal 2024, they continue to negatively impact our business in the form of higher input and conversion costs as well as higher overall selling, general and administrative expense (“SG&A”). Interest rates remain high, which have had and could continue to have a negative impact on the economy and various end markets that we serve, as well as overall domestic steel demand. Further, higher interest rates have led to higher borrowing costs for our business.

We use the following information from the past three fiscal years to monitor our costs and demand in our major end markets:

	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
U.S. GDP (% growth year-over-year) (1)	2.7%	1.5%	5.4%	1.2%	(3.9%)
Hot-Rolled Steel ($ per ton) (2)	$866	$889	$1,588	$(23)	$(699)
Detroit Three Auto Build (000's vehicles) (3)	6,781	6,906	6,164	(125)	742
No. America Auto Build (000's vehicles) (3)	15,900	14,910	13,225	990	1,685
Zinc ($ per pound) (4)	$1.15	$1.40	$1.56	$(0.25)	$(0.16)
Natural Gas ($ per mcf) (5)	$2.47	$5.22	$4.92	$(2.75)	$0.30
On-Highway Diesel Fuel Prices ($ per gallon) (6)	$4.09	$4.80	$3.99	$(0.71)	$0.81

(1)
2023 figures based on revised actuals
(2)
CRU Hot-Rolled Index; period average
(3)
S&P Global
(4)
LME Zinc; period average
(5)
NYMEX Henry Hub Natural Gas; period average
(6)
Energy Information Administration; period average

Sales to one automotive customer represented 14.6% and 16.2% of our consolidated and combined net sales in fiscal 2024 and 2023, respectively. Sales to the Detroit Three automakers represented 32.0% and 30.2% of our consolidated and combined net sales in fiscal 2024 and 2023, respectively. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers.

Sales for most of our products are generally strongest in our fiscal fourth quarter when our facilities operate at seasonal peaks. Historically, sales have been weaker in our fiscal third quarter, primarily due to reduced seasonal activity in the construction industry, as well as customer plant shutdowns due to holidays, particularly in the automotive industry. We do not believe backlog is a significant indicator of our business.

Impact of Raw Material Prices

Our principal raw material is flat-rolled steel, including electrical steel, which we purchase in coils from primary steel producers. The steel industry as a whole has been cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. This volatility can significantly affect our steel costs. In an environment of increasing prices for steel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers. To the extent we are able to pass on to our customers future price increases in raw materials, this could positively affect our financial results resulting in inventory holding gains. To the extent we are unable to pass on to our customers future price increases in raw materials, our financial results could be adversely affected. Also, if steel prices decrease, in general, competitive conditions may impact how quickly we must reduce our prices to our customers, and we could be forced to use higher-priced raw materials already in our inventory to complete orders for which the selling prices have decreased, which results in inventory holding losses. Declining steel prices could also require us to write down the value of our inventories to reflect current market pricing. Further, the number of suppliers has decreased in recent years due to industry consolidation and the financial difficulties of certain suppliers, and consolidation may continue. Accordingly, if delivery from a major steel supplier is disrupted, it may be more difficult to obtain an alternative supply than in the past or the alternative supply may only be available at a premium.

The market price of our products is closely related to the price of Hot Rolled Coil (HRC). The price of benchmark HRC is primarily affected by the demand for steel and the cost of raw materials. Pricing in fiscal 2022 was higher than historical norms due to supplier consolidation, tight mill orders due to COVID-19, the war in Ukraine and tariffs on foreign steel. Steel prices declined throughout most of fiscal 2023 before increasing significantly in the fourth quarter of fiscal 2023 on production cuts at major steel mills and the replenishment of inventories in major end markets. Steel prices declined in the first and second quarters of fiscal 2024 before increasing in the third quarter and again declining in the fourth quarter. Over fiscal 2024, the decreases in prices in the first, second and fourth quarters more than offset the increase in prices in the third quarter, which resulted in the fiscal 2024 average price being lower as compared to fiscal 2023. Steel pricing continued to decline in our fiscal first quarter of 2025.

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

The following table presents the average quarterly market price per ton of hot-rolled steel during each of the past three fiscal years.

(Dollars per ton) (1)	2024	2023	2022
1st Quarter	$879	$978	$1,762
2nd Quarter	$747	$742	$1,888
3rd Quarter	$1,030	$720	$1,421
4th Quarter	$809	$1,116	$1,280
Annual Avg.	$866	$889	$1,588

(1)
CRU Hot-Rolled Index

No matter how efficient, our operations, which use steel as a raw material, create some amount of scrap. The expected price of scrap compared to the price of the steel raw material is factored into pricing. Generally, as the price of steel increases, the price of scrap increases by a similar amount. When increases in scrap prices do not keep pace with the increases in the price of the steel raw material, it can have a negative impact on our margins due to the additional unrecovered costs in our scrap.

Results of Operations

Fiscal 2024 Compared to Fiscal 2023

The tables throughout this section present, on a comparative basis, our results of operations for the past two fiscal years.

(In millions, except volume and per common share amounts)	2024	2023	Increase/ (Decrease)
Volume (tons)	4,007,373	3,954,575	52,798
Net sales	$3,430.6	$3,607.7	$(177.1)
Operating income	194.5	120.3	74.2
Equity income	22.4	7.7	14.7
Net earnings attributable to controlling interest	154.7	87.1	67.6
Earnings per diluted common share attributable to controlling interest (1)	$3.11	$1.77	$1.34

(1)
On December 1, 2023, there were approximately 49.3 million common shares outstanding following the Distribution. The computation of basic and diluted earnings per common share for all periods through November 30, 2023, was calculated (a) using this same number of common shares outstanding since no Worthington Steel equity awards were outstanding as of the Separation Date and (b) net of Net earnings attributable to noncontrolling interest as such interest is fully associated with continuing operations.

Net sales totaled $3,430.6 million in fiscal 2024, down $177.1 million compared to fiscal 2023. While volume increased 52,798 tons, or 1.3% from fiscal 2023 to fiscal 2024, net sales decreased primarily due to lower direct selling prices, which were down approximately 6%. This was partially offset by a more favorable mix within toll processing. The mix of direct versus toll volumes was 56% to 44% in fiscal 2024, compared to 57% to 43% in fiscal 2023.

Gross Margin

		% of		% of	Increase/
(In millions)	2024	Net sales	2023	Net sales	(Decrease)
Gross margin	$439.8	12.8%	$336.5	9.3%	$103.3

Gross margin increased $103.3 million over the prior year to $439.8 million, primarily due to favorable direct spreads between sales price and material costs, and, to a lesser extent a more favorable mix within toll processing. Direct spreads, up $93.9 million, benefited from a $45.2 million change from $48.7 million in estimated inventory holding losses in fiscal 2023 compared to estimated holding losses of $3.4 million in fiscal 2024. The favorable mix within toll processing was due to increased galvanized and tailor welded blank toll processing volume in fiscal 2024 as compared to fiscal 2023.

Selling, General and Administrative Expense

		% of		% of	Increase/
(In millions)	2024	Net sales	2023	Net sales	(Decrease)
Selling, general and administrative expense	$224.4	6.5%	$200.8	5.6%	$23.6

SG&A increased $23.6 million over the prior year primarily due to increased wage and benefit costs as a result of being a stand-alone company, and, to a lesser extent, increased incentive compensation.

Other Operating Items

			Increase/
(In millions)	2024	2023	(Decrease)
Impairment of long-lived assets	$1.4	$2.1	$(0.7)
Restructuring and other income, net	$-	$(4.2)	$4.2
Separation costs	$19.5	$17.5	$2.0

Impairment of long-lived assets in both fiscal 2024 and prior year was driven by changes in the estimated fair market value less cost to sell related to ongoing efforts to divest certain production equipment of our former WSCP toll processing facility in Cleveland, Ohio and idled equipment at the manufacturing facility in Taylor, Michigan. Refer to “Note D – Goodwill and Other Long-Lived Assets” for additional information.

Restructuring activity in the prior year period was driven by gains realized from the sale of long-lived assets, including a $3.9 million pre-tax gain related to the sale of WSP’s facility in Jackson, Michigan. Refer to “Note E – Restructuring and Other Income, Net” for additional information.

Separation costs increased by $2.0 million to $19.5 million in fiscal 2024 as the Separation was finalized on December 1, 2023. No additional Separation costs are expected after fiscal 2024. Refer to “Note A – Description of Business, The Separation, Agreements with the Former Parent and Separation Costs, and Basis of Presentation” for additional information.

Miscellaneous Income, Net

			Increase/
(In millions)	2024	2023	(Decrease)
Miscellaneous income, net	$5.3	$3.7	$1.6

Miscellaneous income, net increased $1.6 million from the prior year period primarily due to $2.8 million of income related to the fiscal 2024 recognition of a tax indemnity receivable from the former owners of Tempel Steel Company (“Tempel”) associated with the final unfavorable ruling in a pre-acquisition tax matter in one of the jurisdictions in which Tempel operates, partially offset by a reduction in foreign currency remeasurement gains at Tempel’s operations in Mexico and Canada.

Interest Expense, Net

			Increase/
(In millions)	2024	2023	(Decrease)
Interest expense, net	$6.0	$3.0	$3.0

Interest expense increased $3.0 million from fiscal 2023, primarily due to higher average debt levels associated with the borrowings under the Credit Facility utilized to fund the $150.0 million distribution to the Former Parent, partially offset by a reduction in interest expense associated with the TWB Term Loan. Refer to “Note H – Debt” for additional information.

Equity Income

			Increase/
(In millions)	2024	2023	(Decrease)
Serviacero Worthington	$22.4	$7.7	$14.7

Equity earnings at Serviacero Worthington increased $14.7 million over the prior year period driven by improved direct spreads, primarily related to the impact of favorable inventory holding gains, and, to a lesser extent, higher direct volume. We received cash distributions of $2.0 million from Serviacero Worthington during fiscal 2024.

Income Taxes

		Effective		Effective	Increase/
(In millions)	2024	Tax Rate	2023	Tax Rate	(Decrease)
Income tax expense	$46.1	23.0%	$29.0	25.0%	$17.1

Income tax expense increased $17.1 million from fiscal 2023 due to higher pre-tax earnings and the recognition of a $2.8 million tax expense related to a pre-acquisition income tax matter at Tempel. Fiscal 2024 income tax expense reflected an estimated annual effective income tax rate of 23.0% versus 25.0% in fiscal 2023. For additional information regarding our income taxes, refer to “Note M – Income Taxes.”

Adjusted EBIT

We evaluate operating performance on the basis of adjusted earnings before interest and taxes (“adjusted EBIT”). EBIT, a non-GAAP financial measure, is calculated by adding interest expense and income tax expense to net earnings attributable to controlling interest. Adjusted EBIT, a non-GAAP financial measure, excludes impairment and restructuring expense (income), but may also exclude other items, as described below, that management believes are not reflective of, and thus should not be included when evaluating the performance of our ongoing operations. Adjusted EBIT is used by management to evaluate operating performance and engage in financial and operational planning because we believe that this financial measure provides additional perspective on the performance of our ongoing operations. Additionally, management believes these non-GAAP financial measures provide useful information to investors because they allow for meaningful comparisons and analysis of trends in our businesses and enable investors to evaluate operations and future prospects in the same manner as management.

The following table provides a reconciliation of net earnings attributable to controlling interest (the most comparable GAAP financial measure) to adjusted EBIT for the periods presented:

(In millions)	2024	2023
Net earnings attributable to controlling interest	$154.7	$87.1
Interest expense, net	6.0	3.0
Income tax expense	46.1	29.0
EBIT	206.8	119.1
Impairment of long-lived assets (1)	0.9	1.9
Restructuring and other income, net (2)	-	(2.4)
Separation costs (3)	19.5	17.5
Tax indemnification adjustment (4)	(2.8)	-
Adjusted EBIT	$224.4	$136.1

(1)
Impairment charges are excluded because they do not occur in the ordinary course of our ongoing business operations, are inherently unpredictable in timing and amount, and are non-cash, so their exclusion facilitates the comparison of historical, current and forecasted financial results. Non-cash impairment charges in both periods were driven by idled equipment at the manufacturing facility in Taylor, Michigan and changes in the estimated fair market value less cost to sell related to ongoing efforts to divest certain production equipment at WSCP’s former toll processing facility in Cleveland, Ohio, and excludes the noncontrolling interest portion of impairment of long-lived assets of $0.5 million and $0.2 million in the fiscal 2024 and fiscal 2023, respectively. A more detailed discussion of our impairment activity can be found elsewhere in this MD&A as well as in “Note D – Goodwill and Other Long-Lived Assets.”
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
(3)
Separation costs reflect the direct and incremental costs incurred in connection with the Separation. These costs have been directly attributed to us to the extent incurred to our direct benefit, and include third-party advisory fees, certain employee-related costs and non-recurring costs associated with the separation of shared corporate functions.
(4)
Income tax expense and indemnification receivable adjustment reported in Miscellaneous income, net related to an indemnification agreement with the former owners of Tempel as a result of an unfavorable tax ruling in one of the jurisdictions in which Tempel operates. The indemnification agreement, which was entered into with the former Tempel owners at the time we acquired Tempel, provides protection to us from unfavorable rulings by tax authorities through the acquisition date.

Adjusted EBIT was up $88.3 million over the prior year, primarily due to favorable direct spreads, up $93.9 million, including an estimated $45.2 million favorable change in estimated inventory holding losses and, to a lesser extent, a $14.7 million increase in equity earnings at Serviacero Worthington, partially offset by a $23.6 million increase in SG&A compared to fiscal 2023.

Fiscal 2023 Compared to Fiscal 2022

For a comparison and discussion of our results of operations and financial condition for fiscal 2023 and fiscal 2022, see “Item 2. Financial Information” in our Amendment No. 2 to Form 10 filed with the SEC on November 13, 2023 (the “Form 10”) incorporating the information in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2023 Compared to Fiscal 2022” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Fiscal 2023 Compared to Fiscal 2022” sections of the Information Statement filed as Exhibit 99.1 to the Form 10.

Liquidity and Capital Resources

Historically, we financed our working capital requirements through cash flows from operating activities and arrangements with the Former Parent. Upon completion of the Separation, we ceased such arrangements with the Former Parent and secured independent debt financing in the form of the Credit Facility. Our capital structure, long-term commitments, and liquidity sources have thus changed from our prior practices. Our ability to fund our operating needs is dependent upon our ability to continue to generate positive cash flow from operations, and on our ability to maintain our debt financing on acceptable terms.

Our primary ongoing requirements for cash are expected to be for working capital, funding of acquisitions, dividend payments, debt redemptions and capital expenditures. We believe that our sources of liquidity, including our cash balances, the funds generated by our operating activities and the funds accessible to us through the Credit Facility, are adequate to fund our operations for the next 12 months and for the foreseeable future and will allow us to meet our current and long-term obligations and strategic initiatives. However, there can be no assurances that our current sources of liquidity and capital resources will continue to be sufficient for our needs or that we will be able to obtain additional debt or equity financing on acceptable terms in the future. A more detailed description regarding our capital structure changes can be found elsewhere in this MD&A as well as in the “Financing Activities” section below.

During fiscal 2024 we generated $199.5 million of cash from operating activities, and we used $123.2 million of cash in investing activities, which primarily related to $103.4 million invested in property, plant and equipment and $21.0 million used for our acquisition of Voestalpine Nagold. Cash proceeds from the Credit Facility were used towards the $150.0 million distribution to the Former Parent on December 1, 2023 as well as to fund other operating activities. This debt financing activity was a part of our overall debt activity, which resulted in $145.2 million in overall cash proceeds from short-term borrowings during the fiscal 2024. Additionally, prior to the Separation, we transferred $47.6 million to the Former Parent under their centralized cash management program. The following table summarizes our consolidated and combined cash flows for the periods presented:

(In millions)	2024	2023	2022
Net cash provided by operating activities	$199.5	$315.0	$39.5
Net cash used in investing activities	(123.2)	(22.2)	(395.3)
Net cash provided by (used in) financing activities	(68.8)	(280.2)	358.4
Increase in cash and cash equivalents	7.5	12.6	2.6
Cash and cash equivalents at beginning of period	32.7	20.1	17.5
Cash and cash equivalents at end of period	$40.2	$32.7	$20.1

We believe we have access to adequate resources to meet the needs of our existing businesses for normal operating costs, mandatory capital expenditures, debt redemptions, dividend payments, and working capital, to the extent not funded by cash provided by operating activities, for at least 12 months and for the foreseeable future thereafter. These resources include cash and cash equivalents and unused borrowing capacity available on the Credit Facility.

Although we do not currently anticipate a need, we believe that we could access the financial markets to be in a position to sell long-term debt or equity securities. However, the continuation of uncertain economic conditions and heightened interest rate environment could create volatility in the financial markets, which may impact our ability to access capital and the terms under which we can do so. We will continue to monitor the economic environment and its impact on our operations and liquidity needs.

We routinely monitor current operational requirements, financial market conditions, and credit relationships and we may choose to seek additional capital by issuing new debt and/or equity securities to strengthen our liquidity or capital structure. While we believe we currently have adequate capital, should we seek additional capital, there can be no assurance that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing shareholders and/or increase our interest costs.

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

Net cash provided by operating activities was $199.5 million during fiscal 2024 compared to $315.0 million in fiscal 2023, a decrease of $115.5 million. This change was primarily due to a $154.9 million reduction in cash from net operating working capital (accounts receivable, inventories, and accounts payable) and a $25.2 million increase in undistributed earnings from an unconsolidated affiliate, partially offset by a $70.4 million increase in overall net earnings. The reduction in cash from net operating working capital is primarily due to the nearly $700 per ton decrease in steel prices from fiscal 2022 to fiscal 2023 resulting in a $143.2 million release of operating working capital in fiscal 2023 as compared with modest steel price movement from fiscal 2023 to fiscal 2024 resulting in an $11.7 million increase in operating working capital.

Investing Activities

Net cash used in investing activities was $123.2 million during fiscal 2024 compared to $22.2 million in fiscal 2023. Net cash used in investing activities in fiscal 2024 included capital expenditures of $103.4 million. Additionally, we paid $21.0 million, net of cash acquired, for the acquisition of Voestalpine Nagold in fiscal 2024. See “Note O – Acquisitions” for further information. Net cash used in investing activities in fiscal 2023 resulted from capital expenditures of $45.5 million, partially offset by proceeds from the sale of our WSP Jackson, Michigan facility and other long-lived assets. The increase in capital expenditures from fiscal 2023 to fiscal 2024 was primarily related to strategic expansions in our electrical steel operations in Mexico and Canada to service the automotive and transformer markets.

Capital expenditures reflect cash used for investment in property, plant and equipment and are presented below (this information excludes cash flows related to acquisition and divestiture activity) for each of the prior three fiscal years:

(In millions)	2024	2023	2022
Capital Expenditures	$103.4	$45.5	$36.4

Investment activities are largely discretionary and future investment activities could be reduced significantly, or eliminated, as economic conditions warrant. We assess acquisition opportunities as they arise, and any such opportunities may require additional financing. However, there can be no assurance that any such opportunities will arise, that any such acquisition opportunities will be consummated, or that any needed additional financing will be available on satisfactory terms if required. We estimate our annual maintenance capital needs to be between approximately $35.0 million and $40.0 million.

Financing Activities

Net cash used in financing activities was $68.8 million in fiscal 2024 compared to $280.2 million in fiscal 2023. The decrease in cash used in financing activities was primarily due to lower transfers to the Former Parent in connection with the centralized cash management program utilized prior to the Separation and the repayment of other debt. In fiscal 2024, transfers to the Former Parent equaled $47.6 million as compared to $199.8 million in fiscal 2023. Fiscal 2024 included net short-term borrowings of $145.2 million, primarily from our Credit Facility to fund the $150.0 million distribution to the Former Parent.

Revolving credit facility – We entered into the Credit Facility on November 30, 2023, immediately prior to the Separation. The Credit Facility allows for borrowings of up to $550.0 million, to the extent secured by eligible accounts receivable and inventory balances at period end, which consist primarily of U.S. Dollar denominated account balances. Individual amounts drawn under the Credit Facility will have interest periods of up to six months and will accrue interest at rates equal to an applicable margin over the applicable Term SOFR Rate, plus a SOFR adjustment. We incurred approximately $2.7 million of issuance costs, of which $2.5 million will be amortized to interest expense over the five-year Credit Facility term and are reflected in other assets.

As of May 31, 2024, we were in compliance with the financial covenants of the Credit Facility. The Credit Facility does not include credit rating triggers. There were $148.0 million outstanding borrowings drawn against the Credit Facility on May 31, 2024, leaving a borrowing capacity of $402.0 million, subject to the eligible borrowing base, available for use. Under the Credit Facility, we may extend borrowings up to the maturity date subject to the eligible borrowing base.

Common shares – Prior to the Separation, our common shares were owned by the Former Parent. After the Separation was completed as described in “Note J – Equity”, there were 49.3 million shares issued and outstanding. On December 1, 2023, the common shares began trading on the NYSE under the ticker symbol “WS.”

During fiscal 2024 and following the Separation, we declared cash dividends totaling $0.32 per common share at a quarterly rate of $0.16 per common share. Prior to the Separation, the Former Parent was the sole owner of Worthington Steel.

On June 26, 2024, during the first quarter of fiscal 2025, the Board declared a quarterly cash dividend of $0.16 per common share payable on September 27, 2024, to the shareholders of record at the close of business on September 13, 2024.

Dividend Policy

We currently have no material contractual or regulatory restrictions on the payment of dividends, provided that no event of default exists under the Credit Facility and it meets the minimum availability threshold thereunder. Dividends are declared at the discretion of the Board. The Board reviews the dividend quarterly and establishes the dividend rate based upon our consolidated and combined financial condition, results of operations, capital requirements, current and projected cash flows, business prospects, and other relevant factors. There is no guarantee that we will continue the payments of dividends in the future or that any dividends declared by the Board in the future will be similar in amount or timing to any dividends previously declared by the Board.

Recently Issued Accounting Standards

There were no new material accounting standards adopted during fiscal 2024 that impacted our consolidated and combined financial statements as disclosed in this Form 10-K.

We are currently evaluating the effect on our consolidated and combined financial statements of the adoption of two new accounting pronouncements.

Environmental

We do not believe that compliance with environmental laws has or will have a material effect on our capital expenditures, future results of operations or financial position or competitive position.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated and combined financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting estimates are defined as those that reflect our significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, as discussed below, our financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such policies. The following accounting estimates are considered to be the most critical to us, as these are the primary areas where financial information is subject to our estimates, assumptions and judgment in the preparation of our consolidated and combined financial statements.

Impairment of Indefinite-Lived Long-Lived Assets

Critical estimate: Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, during the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that impairment may be present. Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimation of the fair value of each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. Our operations are organized as a single component, or operating segment. Our reporting units, which are one level below our single operating segment, consist of: (1) Flat Rolled Steel Processing; (2) Electrical Steel; and (3) Laser Welding.

For goodwill and indefinite-lived intangible assets, we test for impairment by first evaluating qualitative factors including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance. If there are no concerns raised from this evaluation, no further testing is performed. If, however, our qualitative analysis indicates it is more likely than not that the fair value is less than the carrying amount, a quantitative analysis is performed. The quantitative analysis compares the fair value of each reporting unit or indefinite-lived intangible asset to the respective carrying amount, and an impairment loss is recognized in our consolidated and combined statements of earnings equivalent to the excess of the carrying amount over the fair value.

Assumptions and judgments: When performing a qualitative assessment, judgment is required when considering relevant events and circumstances that could affect the fair value of the indefinite lived intangible asset or reporting unit to which goodwill is assigned. Management considers whether events and circumstances such as a change in strategic direction and changes in business climate would impact the fair value of the indefinite lived intangible asset or reporting unit to which goodwill is assigned. If a quantitative analysis is required, assumptions are required to estimate the fair value to compare against the carrying value. Significant assumptions that form the basis of fair value can include discount rates, underlying forecast assumptions and royalty rates. These assumptions are forward looking and can be affected by future economic and market conditions. Our qualitative review for fiscal 2024 did not indicate any impairment.

Impairment of Definite-Lived Long-Lived Assets

Critical estimate: We review the carrying value of our long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its respective carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, if any, to be recognized. An impairment loss is recognized to the extent that the carrying amount of the asset or asset group exceeds its fair value.

Assumptions and judgments: When performing the comparison of the sum of the undiscounted cash flows of the asset or asset group to its respective carrying amount, judgment is required when forming the basis for underlying cash flow forecast assumptions. Management considers whether events and circumstances such as a change in strategic direction and changes in business climate would impact the fair value of the indefinite lived intangible asset. If the second step of the impairment test is required, assumptions are required to estimate the fair value to compare against the carrying value. Significant assumptions that form the basis of fair value can include discount rates, underlying forecast assumptions, and royalty rates. These assumptions are forward looking and can be affected by future economic and market conditions. During fiscal 2024 we noted no events or changes in circumstances that indicated the carrying value of an asset or asset group may not be recoverable.

Income Taxes

Critical estimate: Prior to the Separation, the income tax provision in the statement of earnings had been calculated as if we were operating on a stand-alone basis and filed separate tax returns in the jurisdictions in which we operate. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of our actual tax balances prior to or subsequent to the Separation.

In accordance with the authoritative accounting guidance, we account for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and deferred tax liabilities for expected future tax consequences of temporary differences that currently exist between the tax basis and financial reporting basis of our assets and liabilities. We evaluate the deferred tax assets to determine whether it is more likely than not that some, or a portion, of the deferred tax assets will not be realized, and provide a valuation allowance as appropriate. Changes in existing tax laws or rates could significantly impact the estimate of our tax liabilities.

We follow the authoritative guidance included in ASC 740, Income Taxes, which contains a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and for which actual outcomes may differ from forecasted outcomes. Our policy is to include interest and penalties related to uncertain tax positions in income tax expense.

Assumptions and judgments: Significant judgment is required in determining our tax expense and in evaluating our tax positions. In accordance with accounting literature related to uncertainty in income taxes, tax benefits from uncertain tax positions that are recognized in our consolidated and combined financial statements are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Valuation allowances are recorded if it is more likely than not that some portion of the deferred income tax assets will not be realized. In evaluating the need for a valuation allowance, we consider various factors, including the expected level of future taxable income and available tax planning strategies. Any changes in judgment about the valuation allowance are recorded through Income tax expense and are based on changes in facts and circumstances regarding realizability of deferred tax assets.

We have reserves for income taxes and associated interest and penalties that may become payable in future years as a result of audits by taxing authorities. It is our policy to record these in income tax expense. While we believe the positions taken on previously filed tax returns are appropriate, we have established the tax and interest reserves in recognition that various taxing authorities may challenge our positions. These reserves are analyzed periodically, and adjustments are made as events occur to warrant adjustment to the reserves, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, and release of administrative guidance or court decisions affecting a particular tax issue. We have provided for the amounts we believe will ultimately result from these changes; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. Such differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. See “Note M – Income Taxes” for further information.

Employee Pension Plans

Critical estimate: Defined benefit pension and other post-employment benefit (“OPEB”) plan obligations are remeasured at least annually as of May 31 based on the present value of projected future benefit payments for all participants for services rendered to date. The measurement of projected future benefits is dependent on the provisions of each specific plan, demographics of the group covered by the plan and other key measurement assumptions. The funded status of these benefit plans, which represents the difference between the benefit obligation and the fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each fiscal year. Net periodic benefit cost is included in other income (expense) in our consolidated and combined statements of earnings, except for the service cost component, which is recorded in SG&A.

Assumptions and judgments: Certain key actuarial assumptions critical to the pension and post-retirement accounting estimates include expected long-term rate of return on plan assets, discount rates, projected health care cost trend rates, cost of living adjustments, and mortality rates. In developing future long-term return expectations for our benefit plans’ assets, we formulate views on the future economic environment. We evaluate general market trends and historical relationships among a number of key variables that impact asset class returns such as expected earnings growth, inflation, valuations, yields, and spreads. We also consider expected volatility by asset class and diversification across classes to determine expected overall portfolio results given current and target allocations. Net periodic benefit costs, including service cost, interest cost, and expected return on assets, are determined using assumptions regarding the benefit obligation and the fair value of plan assets as of the beginning of each fiscal year.

Holding all other factors constant, a decrease in the discount rate by 0.25% would have increased the projected benefit obligation at May 31, 2024 by approximately $1.8 million. Also, holding all other factors constant, a decrease in the expected long-term rate of return on plan assets by 0.25% would have increased fiscal 2024 pension expense by approximately $0.2 million.

See “Note L – Employee Retirement Plans” for further information.

Business Combinations

Critical estimate: We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of fair values of identifiable assets and liabilities requires significant judgments and estimates and the use of valuation techniques when market value is not readily available. For the valuation of intangible assets acquired in a business combination, we typically use an income approach. The purchase price allocated to the intangible assets is based on unobservable assumptions, inputs and estimates, including but not limited to, forecasted revenue growth rates, projected expenses, discount rates, customer attrition rates, royalty rates, and useful lives.

Assumptions and judgments: Significant assumptions, which vary by the class of asset or liability, are forward looking and could be affected by future economic and market conditions. We engage third-party valuation specialists who review our critical assumptions and prepare the calculation of the fair value of acquired intangible assets in connection with significant business combinations. The excess of the purchase price over the fair values of identifiable assets acquired and liabilities assumed is recorded as goodwill. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

See “Note O – Acquisitions” for further information.

Corporate Allocations:

Critical estimate: Prior to the Separation, we operated as part of the Former Parent and not as a stand-alone company. Accordingly, certain shared costs were allocated to us and are reflected as expenses in the accompanying financial statements for the periods prior to the Separation Date.

Assumptions and judgments: As a separate public company, our total costs related to such support functions will differ from the costs that were historically allocated to us due to economies of scale, difference in management judgment, a requirement for more or fewer employees, expenses associated with being a public company, and other factors. In addition, the expenses reflected in the financial statements may not be indicative of expenses that will be incurred in the future by us. The pre-Separation expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of either profitability or headcount depending on the underlying nature of the activity. We consider the basis on which expenses have been allocated to be a reasonable reflection of the services provided to or the benefit derived from the use of such support functions.

See “Note S – Related Party Transactions” for further information.

Item 7A. – Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to various market risks. We continually monitor these risks and regularly develop appropriate strategies to manage them. Accordingly, from time to time, we may enter into certain financial and commodity-based derivative financial instruments. These instruments are used primarily to mitigate market exposure. Refer to “Note P – Derivative Financial Instruments and Hedging Activities” for additional information.

Commodity Price Risk

We are exposed to market risk for price fluctuations on purchases of raw materials as well as our utility requirements. We attempt to negotiate the best prices for commodities and to competitively price products and services to reflect the fluctuations in market prices. Derivative financial instruments have been used to manage a portion of our exposure to fluctuations in the cost of certain commodities, including steel, natural gas, zinc, scrap and other raw materials. These contracts covered periods commensurate with known or expected exposures throughout fiscal 2024. The derivative financial instruments were executed with highly rated financial institutions. No credit loss is anticipated.

A sensitivity analysis of changes in the price of hedged commodities indicates that a 10% decline in the market prices of steel, zinc, scrap, natural gas or any combination of these would not have a material impact to the value of our hedges or our reported results.

The fair values of our outstanding derivative positions as of May 31, 2024 and 2023 are summarized below. Fair values of these derivative financial instruments do not consider the offsetting impact of the underlying hedged item.

(In millions)	2024	2023
Commodity contracts	$(0.8)	$(7.5)

Safe Harbor

Quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management’s opinion about risks associated with the use of derivative financial instruments. These statements are based on certain assumptions with respect to market prices and industry supply of, and demand for, steel products and certain raw materials. To the extent these assumptions prove to be inaccurate, future outcomes with respect to hedging programs may differ materially from those discussed in the forward-looking statements. Refer to the “Cautionary Note Regarding Forward-Looking Statements” section at the beginning of this Form 10-K for additional information.

Item 8. – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Worthington Steel, Inc.:

Opinion on the Consolidated and Combined Financial Statements

We have audited the accompanying consolidated and combined balance sheets of Worthington Steel, Inc. and subsidiaries (the Company) as of May 31, 2024 and 2023, the related consolidated and combined statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended May 31, 2024, and the related notes and financial statement schedule II (collectively, the consolidated and combined financial statements). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated and combined financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated and combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated and combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated and combined financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated and combined financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated and combined financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated and combined financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Sufficiency of audit evidence over net sales

As discussed in Notes A and B to the consolidated and combined financial statements, the Company recognizes net sales upon transfer of control of promised goods or services to customers in an amount that reflects the consideration the Company expects to receive for those goods or services, including any variable consideration. The Company recorded $3,430.6 million of net sales for the year ended May 31, 2024.

We identified the evaluation of the sufficiency of audit evidence over net sales as a critical audit matter. Evaluating the sufficiency of audit evidence obtained required subjective auditor judgment because of the geographical dispersion of the Company’s net sales generating activities. This included determination of the Company locations for which procedures were performed.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over net sales, including the determination of the Company locations for which those procedures were to be performed. We performed a software-assisted data analysis to test the relationships among certain revenue transactions. For certain locations, we selected a sample of transactions and assessed the recorded net sales by comparing the amounts recognized for consistency with underlying documentation, including contracts with customers and shipping documentation. Additionally, we confirmed the amount of net sales recorded for certain transactions with a related party customer. We evaluated the sufficiency of audit evidence obtained over net sales by assessing the results of procedures performed, including the appropriateness of the nature and extent of audit effort.

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.

Columbus, Ohio
August 2, 2024

WORTHINGTON STEEL, INC.

CONSOLIDATED AND COMBINED BALANCE SHEETS

(In millions, except share amounts)

	May 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$40.2	$32.7
Receivables, less allowances of $3.2 and $2.6 at May 31, 2024 and May 31, 2023, respectively	472.6	468.0
Inventories:
Raw materials	150.2	173.9
Work in process	176.8	164.1
Finished products	78.3	76.8
Total inventories	405.3	414.8
Income taxes receivable	4.2	4.3
Assets held for sale	2.9	3.4
Prepaid expenses and other current assets	76.6	57.7
Total current assets	1,001.8	980.9
Investment in unconsolidated affiliate	135.0	114.6
Operating lease - ROU assets	72.9	75.3
Goodwill	79.6	78.6
Other intangible assets, net of accumulated amortization of $45.3 and $38.9 at May 31, 2024 and May 31, 2023, respectively	77.0	83.4
Deferred income taxes	8.5	6.3
Other assets	16.8	10.9
Property, plant and equipment:
Land	37.9	37.6
Buildings and improvements	177.1	168.6
Machinery and equipment	893.8	847.5
Construction in progress	83.6	20.3
Total property, plant and equipment	1,192.4	1,074.0
Less: accumulated depreciation	717.6	659.6
Total property, plant and equipment, net	474.8	414.4
Total assets	$1,866.4	$1,764.4

See notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED AND COMBINED BALANCE SHEETS

(In millions, except share amounts)

	May 31,
	2024	2023
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$380.4	$402.2
Short-term borrowings	148.0	2.8
Accrued compensation, contributions to employee benefit plans and related taxes	52.8	31.9
Dividends payable	8.7	-
Other accrued items	15.7	15.6
Current operating lease liabilities	7.6	5.9
Income taxes payable	5.2	-
Current maturities of long-term debt due to the Former Parent	-	20.0
Total current liabilities	618.4	478.4
Other liabilities	34.3	33.6
Noncurrent operating lease liabilities	68.3	71.7
Deferred income taxes, net	27.9	26.1
Total liabilities	748.9	609.8

Preferred shares, without par value; authorized - 1,000,000 shares; issued and outstanding - none	-	-
Common shares, without par value; authorized - 150,000,000 shares; issued and outstanding, 2024 - 49,331,514 shares, 2023 - 100 shares	-	-
Additional paid-in capital	905.3	-
Retained earnings	86.1	-
Net Investment by Former Parent	-	1,031.1
Accumulated other comprehensive loss, net of taxes of $(1.7) and $(2.6) at May 31, 2024 and May 31, 2023, respectively	(6.1)	(2.1)
Total shareholders’ equity - controlling interest	985.3	1,029.0
Noncontrolling interests	132.2	125.6
Total equity	1,117.5	1,154.6
Total liabilities and equity	$1,866.4	$1,764.4

See notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS

(In millions, except per common share amounts)

	Fiscal Years Ended May 31,
	2024	2023	2022
Net sales	$3,430.6	$3,607.7	$4,068.9
Cost of goods sold	2,990.8	3,271.2	3,673.4
Gross margin	439.8	336.5	395.5
Selling, general and administrative expense	224.4	200.8	180.3
Impairment of long-lived assets	1.4	2.1	3.1
Restructuring and other income, net	-	(4.2)	(14.5)
Separation costs	19.5	17.5	-
Operating income	194.5	120.3	226.6
Other income (expense):
Miscellaneous income, net	5.3	3.7	0.9
Interest expense, net	(6.0)	(3.0)	(3.0)
Equity in net income of unconsolidated affiliate	22.4	7.7	29.8
Earnings before income taxes	216.2	128.7	254.3
Income tax expense	46.1	29.0	54.0
Net earnings	170.1	99.7	200.3
Net earnings attributable to noncontrolling interests	15.4	12.6	19.9
Net earnings attributable to controlling interest	$154.7	$87.1	$180.4

Basic
Weighted average common shares outstanding	49.3	49.3	49.3
Earnings per common share attributable to controlling interest	$3.14	$1.77	$3.66

Diluted
Weighted average common shares outstanding	49.8	49.3	49.3
Earnings per common share attributable to controlling interest	$3.11	$1.77	$3.66

See notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Fiscal Years Ended May 31,
	2024	2023	2022
Net earnings	$170.1	$99.7	$200.3
Other comprehensive income (loss):
Foreign currency translation, net of tax	(1.3)	(6.8)	(3.3)
Pension liability adjustment, net of tax	2.4	(0.7)	6.6
Cash flow hedges, net of tax	(5.1)	3.5	(39.8)
Other comprehensive loss	(4.0)	(4.0)	(36.5)
Comprehensive income	166.1	95.7	163.8
Comprehensive income attributable to noncontrolling interests	15.4	12.6	19.9
Comprehensive income attributable to controlling interest	$150.7	$83.1	$143.9

See notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, except per common share amounts)

	Controlling Interest
				Net	Accumulated
				Investment	Other
			Additional	by the	Comprehensive
	Common Shares		Paid-in	Former	Income (Loss),	Retained		Noncontrolling
	Shares	Amount	Capital	Parent	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2021	-	$-	$-	$622.9	$38.4	$-	$661.3	$153.5	$814.8
Net earnings	-	-	-	180.4	-	-	180.4	19.9	200.3
Other comprehensive loss	-	-	-	-	(36.5)	-	(36.5)	-	(36.5)
Transfers from the Former Parent, net	-	-	-	328.0	-	-	328.0	-	328.0
Dividends to noncontrolling interests	-	-	-	-	-	-	-	(35.2)	(35.2)
Purchase of noncontrolling interest in Worthington Taylor, LLC	-	-	-	-	-	-	-	(5.0)	(5.0)
Balance at May 31, 2022	-	$-	$-	$1,131.3	$1.9	$-	$1,133.2	$133.2	$1,266.4
Net earnings	-	-	-	87.1	-	-	87.1	12.6	99.7
Other comprehensive loss	-	-	-	-	(4.0)	-	(4.0)	-	(4.0)
Transfers to the Former Parent, net	-	-	-	(187.3)	-	-	(187.3)	-	(187.3)
Dividends to noncontrolling interests	-	-	-	-	-	-	-	(20.2)	(20.2)
Balance at May 31, 2023	-	$-	$-	$1,031.1	$(2.1)	$-	$1,029.0	$125.6	$1,154.6
Net earnings	-	-	-	52.5	-	102.2	154.7	15.4	170.1
Other comprehensive loss	-	-	-	-	(4.0)	-	(4.0)	-	(4.0)
Distribution to the Former Parent in connection with the Separation	-	-	(150.0)	-	-	-	(150.0)	-	(150.0)
Transfers from (to) the Former Parent, net	-	-	11.4	(44.1)	-	-	(32.7)	-	(32.7)
Transfers of Net Investment by the Former Parent to Additional Paid-in Capital	49,286,517	-	1,039.5	(1,039.5)	-	-	-	-	-
Common shares issued, net of withholding tax	44,997	-	0.2	-	-	-	0.2	-	0.2
Theoretical common shares in non-qualified deferred compensation plans	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	4.2	-	-	-	4.2	-	4.2
Dividends to noncontrolling interests	-	-	-	-	-	-	-	(8.8)	(8.8)
Cash dividends declared ($0.32) per common share	-	-	-	-	-	(16.1)	(16.1)	-	(16.1)
Balance at May 31, 2024	49,331,514	$-	$905.3	$-	$(6.1)	$86.1	$985.3	$132.2	$1,117.5

See notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In millions)

	Fiscal Years Ended May 31,
	2024	2023	2022
Operating activities:
Net earnings	$170.1	$99.7	$200.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	65.3	69.6	59.5
Impairment of long-lived assets	1.4	2.1	3.1
Provision for (benefit from) deferred income taxes	1.1	(9.7)	13.6
Bad debt expense	1.1	1.6	0.7
Equity in net income of unconsolidated affiliate, net of distributions	(20.4)	4.8	(27.3)
Net (gain) loss on sale of assets	1.0	(3.3)	(15.1)
Stock-based compensation	10.3	10.4	8.7
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	(1.4)	113.0	(109.7)
Inventories	16.4	154.5	(50.7)
Accounts payable	(26.7)	(124.3)	(14.9)
Accrued compensation and employee benefits	7.9	(5.8)	(12.3)
Other operating items, net	(26.6)	2.4	(16.4)
Net cash provided by operating activities	199.5	315.0	39.5
Investing activities:
Investment in property, plant and equipment	(103.4)	(45.5)	(36.4)
Acquisitions, net of cash acquired	(21.0)	-	(376.7)
Proceeds from sale of assets, net of selling costs	1.2	23.3	24.6
Purchase of noncontrolling interest in Worthington Taylor, LLC	-	-	(6.8)
Net cash used in investing activities	(123.2)	(22.2)	(395.3)
Financing activities:
Distribution to the Former Parent in connection with the Separation	(150.0)	-	-
Transfers from (to) the Former Parent, net	(47.6)	(199.8)	316.9
Proceeds from (repayments of) short-term borrowings, net	127.2	(45.2)	41.7
Proceeds from revolving credit facility borrowings - swing loans	266.1	-	-
Repayment of revolving credit facility borrowings - swing loans	(248.1)	-	-
Proceeds from issuance of common shares, net of tax withholdings	0.3	-	-
Proceeds from long-term debt from the Former Parent	-	-	50.0
Principal payments on long-term debt to the Former Parent	-	(15.0)	(15.0)
Payments to noncontrolling interests	(8.8)	(20.2)	(35.2)
Dividends paid	(7.9)	-	-
Net cash provided by (used in) financing activities	(68.8)	(280.2)	358.4
Increase in cash and cash equivalents	7.5	12.6	2.6
Cash and cash equivalents at beginning of year	32.7	20.1	17.5
Cash and cash equivalents at end of year	$40.2	$32.7	$20.1

See notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Fiscal Years Ended May 31, 2024, 2023, and 2022

(Amounts in millions, except per common share amounts)

Note A – Description of Business, The Separation, Agreements with the Former Parent and Separation Costs, and Basis of Presentation

Description of the Business

The Company is one of North America’s premier value-added steel processors with the ability to provide a diversified range of products and services that span a variety of end markets. The Company maintains market leading positions in the North American carbon flat-rolled steel and tailor welded blank industries and is one of the largest global producers of electrical steel laminations. For nearly 70 years, the Company has been delivering high quality steel processing capabilities across a variety of end-markets including automotive, heavy truck, agriculture, construction, and energy. The Company serves its customers primarily by processing flat-rolled steel coils, which are sourced primarily from various North American steel mills, into the precise type, thickness, length, width, shape, and surface quality required by customer specifications. The Company sells steel on a direct basis, whereby it is exposed to the risk and rewards of ownership of the material while in its possession. Additionally, the Company toll processes steel under a fee for service arrangement whereby it processes customer-owned material. The Company’s manufacturing facilities further benefit from the flexibility to scale between direct and tolling services based on demand dynamics throughout the year.

Fiscal Periods

The Company’s fiscal year and fourth quarter ends on May 31, with fiscal 2024 ending on May 31, 2024, fiscal 2023 ending on May 31, 2023, and fiscal 2022 ending on May 31, 2022. The Company’s other quarterly periods end on the final day of August (first quarter), November (second quarter) and February (third quarter).

The Separation

On the Separation Date at 12:01 a.m. Eastern Time, Worthington Enterprises completed the Separation and Worthington Steel became a stand-alone publicly traded company. The Separation was achieved through the Distribution. Each holder of record of Worthington Enterprises common shares received one common share of Worthington Steel for every one Worthington Enterprises common share held at the close of business on the Record Date. In connection with the Separation, Worthington Steel made a cash distribution to Worthington Enterprises of $150.0 million from the issuances of certain debt (see Note H – Debt). Additionally, as part of the Separation, Worthington Enterprises made a contribution of certain assets and liabilities, including $3.8 million of cash and cash equivalents, to Worthington Steel. Worthington Enterprises retained no ownership interest in Worthington Steel following the Separation. Also on the Separation Date, Worthington Steel’s common shares began trading on the NYSE under the ticker symbol “WS.”

Agreements with the Former Parent and Separation Costs

On November 30, 2023, in connection with the Separation, the Company entered into several agreements with the Former Parent that govern the relationship between the Former Parent and the Company following the Distribution, including the Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, Steel Supply Agreement, and Transition Services Agreement.

Direct and incremental costs incurred in connection with the Separation, including (a) fees paid to third parties for audit, advisory, and legal services to effect the Separation, (b) non-recurring employee-related costs, such as retention bonuses, and (c) non-recurring functional costs associated with shared corporate functions (collectively, the “Separation Costs”) are presented separately in the Company’s consolidated and combined statements of earnings. Separation Costs totaled $19.5 million and $17.5 million for fiscal 2024 and fiscal 2023, respectively. No Separation Costs were incurred during fiscal 2022.

Basis of Presentation – Subsequent to Separation

The Company’s financial statements for the periods until the Separation on December 1, 2023, are combined financial statements prepared on a carve-out basis as discussed below. The Company’s financial statements for the periods beginning on and after December 1, 2023, are consolidated financial statements based on the reported results of the Company as a stand-alone company. Accordingly, the third quarter of fiscal 2024 and onward included consolidated and combined financial statements, whereas all prior periods included combined financial statements.

The accompanying consolidated and combined financial statements have been prepared in conformity with GAAP. The consolidated and combined financial statements may not be indicative of the Company’s future performance and do not necessarily reflect what the financial position, results of operations, and cash flows would have been had it operated as an independent company during all of the periods presented.

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

The Company’s consolidated and combined financial statements include certain costs of doing business incurred by the Former Parent at the corporate level. These costs are for (1) corporate support functions provided on a centralized basis, including information technology, human resources, finance, and corporate operations, amongst others, (2) profit sharing and bonuses, and (3) respective surpluses and shortfalls of various planned insurance expenses. These costs are included in the consolidated and combined statements of earnings, primarily within SG&A. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remaining allocated using related drivers associated with the nature of the business, such as, headcount or profitability, considering the characteristics of each respective cost. Management believes the assumptions regarding the allocation of the Former Parent’s general corporate expenses are reasonable.

All other third party-debt and related interest expense not directly attributable to the Company have been excluded from the consolidated and combined financial statements because it is not the legal obligor of the debt and the borrowings are not specifically identifiable to the Company. Additionally, as described in “Note S – Related Party Transactions,” debt and related interest expense between the Former Parent and TWB has been attributed to the Company, as the Company is both the legal obligor and directly benefited from the borrowings.

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

The Former Parent utilized a centralized cash management program to manage cash for the majority of its entities. For entities that were enrolled in the program, all cash was swept into a cash pool. Accordingly, the cash and cash equivalents held by the Former Parent at the corporate level were not attributed to the Company for any of the periods presented. The Company’s foreign operations did not participate in the centralized cash management program. These cash amounts are specifically attributable to the Company and therefore are reflected in the accompanying consolidated and combined balance sheets. Transfers of cash, both to and from the Former Parent’s centralized cash management program, are reflected as a component of Net Investment by the Former Parent on the accompanying consolidated and combined balance sheets and as a financing activity on the accompanying consolidated and combined statements of cash flows.

Net Investment by the Former Parent

Net Investment by the Former Parent in the consolidated and combined balance sheets and consolidated and combined statements of equity represents the Former Parent’s historical investment in the Company, the net effect of transactions with and allocations from the Former Parent, and the Company’s retained earnings. All transactions reflected in Net Investment by the Former Parent in the accompanying consolidated and combined balance sheets have been considered as financing activities for purposes of the consolidated and combined statements of cash flows. For additional information, see “Basis of Presentation – Prior to Separation” above and “Note S – Related Party Transactions.”

Consolidation, Consolidated Subsidiaries and Investment in Unconsolidated Affiliate

Consolidation: The Company’s consolidated and combined financial statements include the accounts of Worthington Steel and its consolidated subsidiaries. The Company’s investment in unconsolidated affiliate, Serviacero Worthington, is accounted for using the equity method. Material intercompany accounts and transactions are eliminated.

The Company owns controlling interests in the following three operating joint ventures: Spartan (52%); TWB (55%); and WSCP (63%). The Company also owns a controlling interest (51%) in WSP, which became a non-operating joint venture on October 31, 2022, when its remaining net assets were sold. These joint ventures are consolidated with the equity owned by the other joint venture members shown as noncontrolling interests in the Company’s consolidated and combined balance sheets, and their portions of net earnings and OCI shown as net earnings or comprehensive income attributable to noncontrolling interests in the Company’s consolidated and combined statements of earnings and comprehensive income, respectively.

The Company owns a noncontrolling interest (50%) in an unconsolidated joint venture, Serviacero Worthington. The investment in the Company’s unconsolidated affiliate is accounted for using the equity method with the Company’s proportionate share of income or loss recognized within equity in net income of unconsolidated affiliate (“equity income”) in its consolidated statements of earnings. See further discussion of the Company’s unconsolidated affiliate in “Note C – Investment in Unconsolidated Affiliate.”

Organizational Structure and Operating Segment

The Company’s operations are managed principally on a products and services basis under a single group organizational structure. Following the Separation, the financial information reviewed by the Company’s CODM for the purpose of assessing performance and allocating resources has been presented as a single component, or operating segment, and comprises all of the Company’s operations. The Company’s CODM is Worthington Steel’s CEO.

Concentration of Net Sales

The Company sells its products and services to a diverse customer base and a broad range of end markets. The automotive industry is the largest end market for the Company with sales representing 52%, 50%, and 48% for fiscal 2024, fiscal 2023, and fiscal 2022, respectively. Sales to one automotive customer represented 14.6%, 16.2%, and 17.0% for fiscal 2024, fiscal 2023, and fiscal 2022, respectively.

Summary of Significant Accounting Policies

Use of Estimates: The preparation of consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated and combined financial statements and accompanying notes and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At May 31, 2024, cash and cash equivalents included cash held in banks, and short-term, highly liquid investments. Short-term investments are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy. Cash held in banks is measured in the fair value hierarchy using Level 1 inputs.

Inventories: Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories. The assessment of net realizable value requires the use of estimates to determine cost to complete, normal profit margin and the ultimate selling price of inventory. The Company believes its inventories were valued appropriately as of May 31, 2024 and May 31, 2023.

Derivative Financial Instruments: The Company utilizes derivative financial instruments to manage exposure to certain risks related to our ongoing operations. The primary risks managed through the use of derivative financial instruments includes commodity price risk. All derivative financial instruments are accounted for using mark-to-market accounting. The accounting for changes in the fair value of a derivative financial instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. Gains and losses on fair value hedges are recognized in current period earnings within the same line as the underlying hedged item. Gains and losses on cash flow hedges are deferred as a component of accumulated other comprehensive income or loss (“AOCI”) and recognized in earnings at the time the hedged item affects earnings, within the same financial statement caption as the underlying hedged item. Classification in our consolidated and combined statements of earnings of gains and losses related to derivative financial instruments that do not qualify for hedge accounting is determined based on the underlying intent of the instruments. Cash flows related to derivative financial instruments are generally classified as operating activities in the consolidated and combined statements of cash flows.

In order for hedging relationships to qualify for hedge accounting under current accounting guidance, the Company formally documents each hedging relationship and its risk management objective. Derivative financial instruments are executed only with highly-rated counterparties. No credit loss is anticipated on existing instruments, and no material credit losses have been experienced to date. The Company monitors its positions, as well as the credit ratings of counterparties to those positions.

The Company discontinues hedge accounting when it is determined that a derivative financial instrument is no longer highly effective in offsetting the hedged risk, expires or is sold, is terminated or is no longer designated as a hedging instrument because it is unlikely that a forecasted transaction will occur or the Company determines that designation as a hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued and the derivative financial instrument is retained, the Company continues to carry the derivative financial instrument at its fair value on the consolidated and combined balance sheet and recognizes any subsequent changes in its fair value in net earnings immediately. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and immediately recognizes the gains and losses that were accumulated in AOCI.

Refer to “Note P – Derivative Financial Instruments and Hedging Activities” for additional information regarding our consolidated and combined balance sheet location and the risk classification of the Company’s derivative financial instruments.

Risks and Uncertainties: As of May 31, 2024, excluding our joint ventures, we operated 15 manufacturing facilities worldwide. We also held equity positions in four operating joint ventures, which operated 17 manufacturing facilities worldwide as of May 31, 2024. See “Concentration of Net Sales” section above for more information on the risk related to concentration of the markets in which the Company operates. A significant loss of, or decrease in, business from any of these customers could have an adverse effect on our consolidated net sales and financial results if we were not able to obtain replacement business. Also, the Company’s sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our largest customers.

As of May 31, 2024, approximately 21% of the Company’s consolidated labor force was represented by collective bargaining units, all of which are located in jurisdictions outside of the U.S. where collective bargaining arrangements are customary. The concentration of credit risks from financial instruments related to the markets the Company serves is not expected to have a material adverse effect on the Company’s consolidated and combined financial position, cash flows or future results of operations.

The Company’s principal raw material is flat-rolled steel, which is purchased from multiple primary steel producers. The steel industry as a whole has been cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. This volatility can significantly affect the Company’s steel costs. In an environment of increasing prices for steel and other raw materials, in general, competitive conditions or contractual obligations may impact how much of the price increases the Company can pass on to customers. To the extent the Company is unable to pass on future price increases in raw materials to customers, financial results could be adversely affected. Also, if steel prices decrease, in general, competitive conditions or contractual obligations may impact how quickly the Company must reduce prices to customers, and the Company could be forced to use higher-priced raw materials to complete orders for which the selling prices have decreased, resulting in inventory holding losses. Declining steel prices could also require the Company to write down the value of inventories to reflect current net realizable value. Further, the number of suppliers has decreased in recent years due to industry consolidation and the financial difficulties of certain suppliers, and consolidation may continue. Accordingly, if delivery from a major steel supplier is disrupted, it may be more difficult to obtain an alternative supply than in the past.

Receivables: The Company reviews its receivables on an ongoing basis to ensure that they are properly valued and collectible. Expected lifetime credit losses on receivables are recognized at the time of origination. The Company estimates the allowance for credit losses based on the expected future credit losses using the internal historical loss information and observable and forecasted macroeconomic data.

The allowance for doubtful accounts is used to record the estimated risk of loss related to customers’ inability to pay. This allowance is maintained at a level that the Company considers appropriate based on factors that affect collectability, such as the financial health of customers, historical trends of charge-offs and recoveries and current economic and market conditions. As the Company monitors its receivables, it identifies customers that may have payment problems and adjusts the allowance accordingly, with the offset to SG&A. Account balances are charged off against the allowance when recovery is considered remote. The allowance for doubtful accounts increased $0.6 million during fiscal 2024 to $3.2 million.

While the Company believes its allowance for doubtful accounts is adequate, changes in economic conditions, the financial health of customers and bankruptcy settlements could impact its future earnings. If the economic environment and market conditions deteriorate, particularly in the automotive and construction end markets where the Company’s exposure is greatest, additional reserves may be required.

Property and Depreciation: Property, plant and equipment are carried at cost and depreciated using the straight-line method. Buildings and improvements are depreciated over 10 to 40 years and machinery and equipment are depreciated over 3 to 20 years. Depreciation expense was $58.5 million, $62.7 million and $54.2 million during fiscal 2024, fiscal 2023, and fiscal 2022, respectively. Accelerated depreciation methods are used for income tax purposes.

The following table presents property, plant and equipment, net, by geographic region as of the end of the past two fiscal years:

(In millions)	2024	2023
United States	$328.4	$328.9
Canada	42.3	14.8
Mexico	58.7	36.1
Other	45.4	34.6
Total	$474.8	$414.4

Goodwill and Other Long-Lived Assets: The Company uses the purchase method of accounting for all business combinations and recognize amortizable and indefinite-lived intangible assets separately from goodwill. The acquired assets and assumed liabilities in an acquisition are measured and recognized based on their estimated fair values at the date of acquisition, with goodwill representing the excess of the purchase price over the fair value of the identifiable net assets. A bargain purchase may occur, wherein the fair value of identifiable net assets exceeds the purchase price, and a gain is then recognized in the amount of that excess. Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, during the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that impairment may be present. Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimation of the fair value of each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. The Company’s operations are organized as a single component, or operating segment. The Company’s reporting units, which are one level below the single operating segment, consist of: (1) Flat Rolled Steel Processing; (2) Electrical Steel; and (3) Laser Welding. Refer to “Note D – Goodwill and Other Long-Lived Assets” for additional information on the goodwill impairment.

For goodwill and indefinite-lived intangible assets, the Company tests for impairment by first evaluating qualitative factors including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance. If there are no potential impairments raised from this evaluation, no further testing is performed. If, however, our qualitative analysis indicates it is more likely than not that the fair value is less than the carrying amount, a quantitative analysis is performed. The quantitative analysis compares the fair value of each reporting unit or indefinite-lived intangible asset to the related carrying amount, and an impairment loss is recognized in our consolidated statements of earnings equivalent to the excess of the carrying amount over the fair value. Fair value is determined based on discounted cash flows or appraised values, as appropriate. The Company’s policy is to perform a quantitative analysis of each reporting unit at least every three to five years.

The Company performed its annual impairment evaluation of goodwill and other indefinite-lived intangible assets during the fourth quarter of fiscal 2024 and concluded that no impairment indicators were present.

The Company reviews the carrying value of its long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its respective carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, if any, to be recognized. The impairment loss recognized is equal to the amount that the carrying value of the asset or asset group exceeds its fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell and are recorded in a single line in our consolidated balance sheets. The Company classifies assets as held for sale if it commits to a plan to sell the assets within one year and actively markets the assets in their current condition for a price that is reasonable in comparison to their estimated fair value.

The Company’s impairment testing for both goodwill and other long-lived assets, including intangible assets with finite useful lives, is largely based on cash flow models that require significant judgment and require assumptions about future volume trends, revenue and expense growth rates; and, in addition, external factors such as changes in economic trends and cost of capital. Significant changes in any of these assumptions could impact the outcomes of the tests performed. See “Note D – Goodwill and Other Long-Lived Assets” for additional details regarding these assets and related impairment testing.

Equity method investments: Investments in affiliated companies that the Company does not control, either through majority ownership or otherwise, are accounted for using the equity method. The Company reviews its equity method investment in Serviacero Worthington for impairment whenever events or changes in circumstances indicate that the carrying value of the investment might not be recoverable. Events and circumstances can include, but are not limited to: evidence the Company does not have the ability to recover the carrying value; the inability of the investee to sustain earnings; the current fair value of the investment is less than the carrying value; and other investors cease to provide support or reduce their financial commitment to the investee. If the fair value of the investment is less than the carrying value, and the fair value of the investment will not recover in the near term, then other-than-temporary impairment may exist. When the loss in value of an investment is determined to be other-than-temporary, the Company recognizes an impairment in the period the conclusion is made.

Leases: The Company accounts for leases in accordance with GAAP, ASU Leases (Topic 842) (“Topic 842”). Under Topic 842, leases are categorized as operating or financing leases at inception. Lease assets represent our right to use an underlying asset for the lease term, and lease liabilities represent obligations to make lease payments arising from the lease. Operating lease right of use (“ROU”) assets include any initial direct costs and prepayments less lease incentives. Lease terms include options to renew or terminate the lease when it is reasonably certain that we will exercise such options. As most of our leases do not include an implicit rate, the Company uses its collateralized incremental borrowing rate based on the information available at the lease commencement date, in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of goods sold or SG&A depending on the underlying nature of the leased assets. For operating leases with variable payments dependent upon an index or rate that commenced subsequent to adoption of Topic 842, the Company applies the active index or rate as of the lease commencement date. Variable lease payments not based on an index or rate are not included in the operating lease liability as they cannot be reasonably estimated and are recognized in the period in which the obligation for those payments is incurred. Leases with a term of twelve months or less upon the commencement date are considered short-term leases, are not included on our consolidated and combined balance sheets and are expensed on a straight-line basis over the lease term. Refer to “Note R – Leases” for additional information on the adoption and impact of Topic 842.

Stock-Based Compensation: As of May 31, 2024, the Company had stock-based compensation plans for its employees as well as its non-employee directors as described more fully in “Note K – Stock-Based Compensation.” All share-based awards, including grants of stock options and restricted common shares, are recorded as expense in the consolidated and combined statements of earnings over the vesting period based on their grant date fair values. Forfeitures are recognized as they occur.

Revenue Recognition: Revenue is recognized in accordance with GAAP, ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”). Under this accounting guidance, the Company recognizes revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration the Company expects to receive for those goods or services, including any variable consideration.

Returns and allowances are used to record estimates of returns or other allowances resulting from quality, delivery, discounts or other issues and are estimated based on historical trends and current market conditions, with the offset to net sales.

Shipping and handling costs charged to customers are treated as fulfillment activities and are recorded in both net sales and cost of goods sold at the time control is transferred to the customer. Due to the short-term nature of the Company’s contracts with customers, we have elected to apply the practical expedients under Topic 606 to: (1) expense as incurred, incremental costs of obtaining a contract; and (2) not adjust the consideration for the effects of a significant financing component for contracts with an original expected duration of one year or less. When the Company satisfies (or partially satisfy) a performance obligation, prior to being able to invoice the customer, the Company recognizes an unbilled receivable when the right to consideration is unconditional and a contract asset when the right to consideration is conditional. Unbilled receivables and contract assets are included in receivables and prepaid expenses and other current assets, respectively, on the consolidated and combined balance sheets. Additionally, the Company does not maintain contract liability balances, as performance obligations are satisfied prior to customer payment for products. Payments from customers are generally due within 30 to 60 days of invoicing, which generally occurs upon shipment or delivery of the goods.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that we collect from a customer, are excluded from revenue.

Certain contracts with customers include warranties associated with the delivered goods or services. These warranties are not considered to be separate performance obligations, and accordingly, the Company records an estimated liability for potential warranty costs as the goods or services are transferred.

With the exception of toll processing revenue, the Company recognizes revenue at the point in time the performance obligation is satisfied and control of the product is transferred to the customer upon shipment or delivery. Generally, the Company receives and acknowledges purchase orders from customers, which define the quantity, pricing, payment and other applicable terms and conditions (as defined in a master sales agreement, where applicable). In some cases, we receive a blanket purchase order from customers, which includes pricing, payment and other terms and conditions, with quantities defined at the time each customer subsequently issues periodic releases against the blanket purchase order.

Toll processing revenues are recognized over time and are primarily measured using the cost-to-cost method, which we believe best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Revenues are recorded proportionally as costs are incurred. The Company has elected to not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Certain contracts contain variable consideration, which is not constrained, and primarily include estimated sales returns, customer rebates, and sales discounts which are recorded on an expected value basis. These estimates are based on historical returns, analysis of credit memo data and other known factors. The Company accounts for rebates by recording reductions to revenue for rebates in the same period the related revenue is recorded. The amount of these reductions is based upon the terms agreed to with the customer. The Company does not exercise significant judgments in determining the timing of satisfaction of performance obligations or the transaction price. Refer to “Note B – Revenue Recognition” for additional information.

The following table presents net sales by geographic region for the past three fiscal years:

(In millions)	2024	2023	2022
United States	$2,752.0	$2,892.2	$3,440.0
Canada	392.6	406.1	387.9
Mexico	181.3	213.7	179.1
Other	104.7	95.7	61.9
Total	$3,430.6	$3,607.7	$4,068.9

Cost of Goods Sold: Cost of goods sold is primarily comprised of direct materials and supplies consumed in the manufacturing of product, as well as manufacturing labor, depreciation expense, repair and maintenance expense and direct overhead expenses associated with manufacturing products for sale. Cost of goods sold also includes the cost to distribute products to customers and inbound freight costs.

Selling, General and Administrative Expense: SG&A is primarily comprised of payroll and benefit expenses, administrative and other indirect overhead costs and other miscellaneous operating items not specifically categorized elsewhere in the Consolidated and Combined Statements of Earnings.

Advertising Expense: Advertising costs are expensed to SG&A as incurred. Advertising expense was $0.8 million, $1.2 million, and $0.6 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

Statements of Cash Flows: Supplemental cash flow information was as follows for the prior three fiscal years:

(In millions)	2024	2023	2022
Interest paid, net of amount capitalized (1)	$4.5	n/a	n/a
Income taxes paid, net of refunds (1)	$37.6	n/a	n/a

(1)
The amount of interest paid, net of amount capitalized and cash paid for income taxes paid, net of refunds, for the periods prior to the Separation was not distinguishable for the Company. These amounts were combined with the Former Parent. Due to the legal organizational structure, capital structure, as well as income tax compliance requirements, the amounts for the Company are indivisible from those that were included with the Former Parent. The amounts disclosed for income taxes paid, net of refunds represent all distinguishable amounts, which includes domestic taxes paid after the Separation and foreign taxes paid for the entire fiscal year.

The Company uses the “cumulative earnings” approach for determining cash flow presentation of distributions from unconsolidated joint ventures. Distributions received are included in the consolidated and combined statements of cash flows as operating activities, unless the cumulative distributions exceed the portion of the cumulative equity in the net earnings of the joint venture, in which case the excess distributions are deemed to be returns of the investment and are classified as investing activities in the consolidated and combined statements of cash flows.

Income Taxes: The Company accounts for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax basis and the financial reporting basis of the Company’s assets and liabilities. The Company evaluates the deferred tax assets to determine whether it is more likely than not that all, or a portion, of the deferred tax assets will not be realized and provides a valuation allowance as appropriate.

Tax benefits from uncertain tax positions that are recognized in the consolidated and combined financial statements are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

The Company has reserves for income taxes and associated interest and penalties that may become payable in future years as a result of audits by taxing authorities. It is the Company’s policy to record these in income tax expense. While the Company believes the positions taken on previously filed tax returns are appropriate, the Company has established the tax and interest/penalties reserves in recognition that various taxing authorities may challenge our positions. These reserves are analyzed periodically, and adjustments are made as events occur to warrant adjustment to the reserves, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues and release of administrative guidance or court decisions affecting a particular tax issue.

Employee Pension Plans: Defined benefit pension and OPEB plan obligations are remeasured at least annually as of May 31 based on the present value of projected future benefit payments for all participants for services rendered to date. The measurement of projected future benefits is dependent on the provisions of each specific plan, demographics of the group covered by the plan, and other key measurement assumptions. Net periodic benefit costs, including service cost, interest cost, and expected return on assets, are determined using assumptions regarding the benefit obligation and the fair value of plan assets as of the beginning of each year. The funded status of the benefit plans, which represents the difference between the benefit obligation and the fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each year. Net periodic benefit cost is included in other income (expense) in the consolidated and combined statements of earnings, except for the service cost component, which is recorded in SG&A. Refer to “Note L – Employee Retirement Plans” for additional information.

Business Combinations: The Company accounts for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of fair values of identifiable assets and liabilities requires significant judgments and estimates and the use of valuation techniques when market value is not readily available. For the valuation of intangible assets acquired in a business combination, the Company typically uses an income approach. The purchase price allocated to the intangible assets is based on unobservable assumptions, inputs and estimates, including but not limited to, forecasted revenue growth rates, projected expenses, discount rates, customer attrition rates, royalty rates, and useful lives. The excess of the purchase price over the fair values of identifiable assets acquired and liabilities assumed is recorded as goodwill. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Self-Insurance Reserves: The Company self-insures most of its risks for product, cyber, environmental, workers’ compensation, general and automobile, property liabilities, and for employee medical claims. However, in order to reduce risk and better manage overall loss exposure for these liabilities, the Company purchases stop-loss insurance that covers individual claims in excess of the deductible amounts. The Company establishes and reassesses reserves for the estimated cost to resolve open claims that have been made against us, as well as an estimate of the cost of claims that have been incurred but not reported (“IBNR”). Loss exposure related to known events are established based on our assessment of the likelihood of an unfavorable outcome and the estimated range of potential loss. IBNR reserves are established based on actuarial valuations that take into consideration the historical average claim volume, the average cost for settled claims, current trends in claim costs, changes in our business and workforce, general economic factors and other assumptions believed to be reasonable under the circumstances. The estimated reserves for these liabilities could be affected if future occurrences and claims differ from the assumptions used and historical trends. Exposures for employee medical costs and workers’ compensation have had and will continue to have a material impact on our operations. All other loss exposures were immaterial for the periods presented.

Reclassifications: The Company has reclassified the presentation of certain prior-year information to conform to the current presentation.

Recently Issued Accounting Standards: The Company assesses the adoption impacts of recently issued accounting pronouncements on the Company’s consolidated and combined financial statements as well as material updates to previous assessments. There were no new material accounting standards adopted in the year ended May 31, 2024 that impacted the Company.

New Accounting Pronouncements Not Yet Adopted: In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of incremental information about significant segment expenses. The guidance also requires disclosure of the CODM’s position for each segment and detail of how the CODM uses financial reporting to assess their segment’s performance. The new guidance is effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. The Company is currently evaluating the effect the adoption of the ASU may have on its disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which expands disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The ASU is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the effect the adoption of the ASU may have on its disclosures.

The significant accounting policies discussed herein are not intended to represent a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with a lesser need for the Company’s judgment in its application. There are also areas in which the Company’s judgment in selecting an available alternative would not produce a materially different result.

Note B – Revenue Recognition

The Company recognizes revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration it expects to receive for those goods or services, including any variable consideration.

The Company generates revenue by processing steel to the precise type, thickness, length, width, shape, and surface quality required by customer specification. The Company can also toll process steel for steel mills, large end-users and service centers. Toll processing revenue is recognized over time. All other revenue is recognized at a point in time, generally upon shipment.

The following table summarizes net sales by product class for fiscal 2024, fiscal 2023 and fiscal 2022:

(In millions)	2024	2023	2022
Product class
Direct	$3,269.4	$3,464.9	$3,923.1
Toll	161.2	142.8	145.8
Total	$3,430.6	$3,607.7	$4,068.9

The following table summarizes the unbilled receivables at the end of fiscal 2024 and fiscal 2023:

(In millions)	Balance Sheet Classification	2024	2023
Unbilled receivables	Receivables	$5.6	$3.7

(1)
There were no contract assets at either of the dates indicated above.

Note C – Investment in Unconsolidated Affiliate

Investments in affiliated companies that we do not control, either through majority ownership or otherwise, are accounted for using the equity method. As of May 31, 2024, the Company owns a noncontrolling interest (50%) in one unconsolidated joint venture, Serviacero Worthington. The Company accounts for its investment in Serviacero Worthington using the equity method of accounting. Serviacero Worthington provides steel processing services, such as pickling, blanking, slitting, multi-blanking and cutting-to-length, to customers in a variety of industries including automotive, appliance and heavy equipment.

We received distributions from Serviacero Worthington totaling $2.0 million in fiscal 2024, $12.5 million in fiscal 2023, and $2.5 million in fiscal 2022.

The following table presents the financial position of Serviacero Worthington accounted for using the equity method as of May 31:

(In millions)	2024	2023
Cash and cash equivalents	$5.7	$12.2
Other current assets	274.7	238.2
Noncurrent assets	58.3	58.9
Total assets	$338.7	$309.3
Current liabilities	$64.7	$70.8
Other noncurrent liabilities	5.2	5.4
Equity	268.8	233.1
Total liabilities and equity	$338.7	$309.3

The following table presents summarized financial information for Serviacero Worthington as of, and for the fiscal years ended May 31:

(In millions)	2024	2023	2022
Net sales	$604.1	$564.6	$620.3
Gross margin	70.4	21.5	96.9
Operating income	56.4	10.4	87.3
Depreciation and amortization	4.4	4.0	4.3
Interest expense	-	0.3	0.2
Income tax expense (benefit)	8.4	(3.0)	25.1
Net earnings	44.8	15.5	59.6

The following table presents the net earnings of Serviacero Worthington attributable to the Company for the fiscal years ended May 31:

(In millions)	2024	2023	2022
Equity in net income of unconsolidated affiliate	$22.4	$7.7	$29.8

At May 31, 2024 and 2023, $56.4 million and $39.6 million, respectively, of our consolidated retained earnings represented undistributed earnings of Serviacero Worthington, net of tax.

Note D – Goodwill and Other Long-Lived Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill during fiscal 2024 and fiscal 2023:

(In millions)	Total
Balance at May 31, 2022	$80.0
Acquisitions and purchase accounting adjustments (1)	(0.8)
Translation adjustments	(0.6)
Balance at May 31, 2023	78.6
Acquisitions and purchase accounting adjustments (1)	1.1
Translation adjustments	(0.1)
Balance at May 31, 2024	$79.6

(1)
For additional information regarding our acquisitions, refer to “Note O – Acquisitions.”

Other Intangible Assets

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, which range from 3 to 20 years. The following table summarizes other intangible assets by class as of the end of the prior two fiscal years:

	2024		2023
		Accumulated		Accumulated
(In millions)	Cost	Amortization	Cost	Amortization
Indefinite-lived intangible assets:
Trademarks	$5.2	$-	$5.2	$-
In-process research & development	1.3	-	1.3	-
Total indefinite-lived intangible assets	6.5	-	6.5	-
Definite-lived intangible assets:
Customer relationships	$102.8	$39.8	$102.8	$35.0
Non-compete agreements	2.0	2.0	2.0	1.9
Technology/know-how	11.0	3.5	11.0	2.0
Total definite-lived intangible assets	115.8	45.3	115.8	38.9
Total intangible assets	$122.3	$45.3	$122.3	$38.9

Amortization expense totaled $6.3 million, $6.3 million, and $4.8 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

Amortization expense for each of the next five fiscal years is estimated to be:

(In millions)
2025	$6.1
2026	$5.8
2027	$5.8
2028	$5.8
2029	$5.5

Impairment of Long-Lived Assets

Fiscal 2024

During fiscal 2024, we lowered the estimate of fair value less costs to sell to reflect the expected scrap value of the WSCP toll processing equipment to $0.2 million, resulting in a pre-tax impairment charge of $1.4 million.

Fiscal 2023

During fiscal 2023, we committed to two separate plans to liquidate certain fixed assets: (1) idled equipment at the manufacturing facility in Taylor, Michigan; and (2) the net assets of WSCP’s toll processing facility in Cleveland, Ohio. As both asset groups have met the criteria for classification as assets held for sale, net assets in the amount of $2.6 million have been presented separately as assets held for sale on our combined balance sheet at May 31, 2023. In accordance with the applicable accounting guidance, the net assets were measured at fair market value less costs to sell, resulting in an overall impairment charge of $2.1 million during fiscal 2023.

Fiscal 2022

During the third quarter of fiscal 2022, management committed to plans to sell certain production equipment at the WSCP facility in Twinsburg, Ohio. As all of the criteria for classification of assets held for sale were met, the net assets were presented separately as assets held for sale on our combined balance sheet at May 31, 2022. In accordance with the applicable accounting guidance, the net assets were written down to the fair value less costs to sell, resulting in an impairment charge of $3.1 million in fiscal 2022. These assets were subsequently sold in fiscal 2023.

Note E – Restructuring and Other Income, Net

The Company considers restructuring activities to be programs whereby it fundamentally changes its operations, such as divestitures, closing or consolidating facilities, employee severance (including rationalizing headcount or other significant changes in personnel), and realignment of existing operations (including changes to management structure in response to underlying performance and/or changing market conditions).

During fiscal 2024, no material restructuring and other income, net charges were recorded.

There were no liabilities associated with restructuring activities as of May 31, 2024.

A progression of the liabilities associated with the restructuring activities, combined with a reconciliation to the restructuring and other income, net financial statement caption in our consolidated statement of earnings for fiscal 2023, is summarized below:

	Beginning	Expense			Ending
(In millions)	Balance	(Income)	Payments	Adjustments	Balance
Early retirement and severance	$0.5	$0.1	$(0.6)	$-	$-
	$0.5	$0.1	$(0.6)	$-	$-
Net gain on sale of assets		(4.3)
Restructuring and other income, net		$(4.2)

During fiscal 2023, the following actions were taken related to the Company’s restructuring activities:

•
On October 31, 2022, the consolidated joint venture, WSP, ceased operations and sold its remaining manufacturing facility, located in Jackson, Michigan. Net cash proceeds of $20.8 million were realized in connection with the transaction, of which $2.0 million is being held in escrow for contingent indemnification obligations associated with general representations and warranties. The transaction resulted in a gain of $3.9 million.

During fiscal 2022, the following actions were taken related to the Company’s restructuring activities, which resulted in the recognition of $14.5 million within restructuring and other income, net:

•
On June 9, 2021, the historical consolidated joint venture, WSP, sold the remaining assets of its Canton, Michigan, facility with a net book value of $7.6 million for net cash proceeds of $19.8 million, resulting in a gain of $12.2 million.
•
In April of fiscal 2022, the Company completed its exit of the Decatur, Alabama steel processing facility and sold the remaining fixed assets with a net book value of $1.4 million for net cash proceeds of $4.0 million, resulting in a gain of $2.6 million.
•
Additional incremental early retirement and severance costs of $0.3 million offset the above gains.

Note F – Contingent Liabilities and Commitments

Legal Proceedings

The Company is a defendant in certain legal proceedings that are incidental to its business. In the opinion of management, the outcome of these legal proceedings, which is not clearly determinable at the present time, individually and in the aggregate, would not have a material adverse effect on the Company, its consolidated financial position, future results of operation or cash flows. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ from the recorded estimates and, therefore, have a material effect on the Company for the periods in which they are resolved.

Note G – Guarantees

The Company does not have guarantees that we believe are reasonably likely to have a material current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Note H – Debt

The following table summarizes our long-term debt and short-term borrowings outstanding at May 31, 2024 and 2023:

(In millions)	2024	2023
Short-term borrowings and current maturities
Revolving credit facility	$148.0	$-
Current maturities of Term Loan Facility with the Former Parent	-	20.0
Other	-	2.8
Total short-term borrowings and current maturities	148.0	22.8
Total long-term debt	-	-
Total	$148.0	$22.8

The following table provides the maturities of long-term debt and short-term borrowings in the next five fiscal years and the remaining years thereafter:

(In millions)
Fiscal 2025	$148.0
Fiscal 2026	-
Fiscal 2027	-
Fiscal 2028	-
Fiscal 2029	-
Thereafter	-
Total	$148.0

Revolving Credit Facility

On November 30, 2023, the Company entered into the Credit Facility scheduled to mature on November 30, 2028, with a group of lenders. The Credit Facility allows for borrowings of up to $550.0 million, to the extent secured by eligible accounts receivable and inventory balances at period end, which consist primarily of U.S. Dollar denominated account balances. There were $148.0 million outstanding borrowings drawn against the Credit Facility at May 31, 2024, leaving a borrowing capacity of $402.0 million, subject to the eligible borrowing base, available for use. Individual amounts drawn under the Credit Facility accrue interest at rates equal to an applicable margin over the one-, three-, or six-month term SOFR Rate, plus a SOFR adjustment. The Company incurred approximately $2.7 million of issuance costs, of which $2.5 million will be amortized to interest expense over the expected five-year Credit Facility term and are reflected in other assets.

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

The swing loan permits the Company to draw on the Credit Facility at any time up to a maximum of the greater of (i) $55 million and (ii) 10% of the then-maximum amount of the Credit Facility. The swing loan interest rate is variable based upon the interest rate market. As of May 31, 2024, the swing loan rate was equal to 9.0%. Any amounts drawn on the swing loan mature on the same date as the maturity of the Credit Facility; however, it has been the practice of the Company to repay the outstanding draws on the swing loan within a short-term period.

The Credit Facility is secured by a first priority lien (subject to permitted liens and certain other exceptions) on certain working capital assets of the Company and the guarantors, including accounts and inventory, but excluding intellectual property, real property and equity interests, and subject to customary exceptions.

The Company currently has no material contractual or regulatory restrictions on the payment of dividends provided that no event of default exists under the Credit Facility and it meets the minimum availability threshold thereunder.

As of May 31, 2024, the weighted average interest rate on the outstanding interest-bearing debt under the Credit Facility was 6.92%.

Term Loan Facility with the Former Parent

On June 8, 2021, TWB entered into a $50.0 million term loan agreement (the “TWB Term Loan”) with a subsidiary of the Former Parent that matured in annual installments through May 31, 2024. The proceeds were used by TWB to finance the Shiloh U.S BlankLight purchase price. This note accrued interest at a rate of 5.0% per annum. The borrowings are the legal obligation of TWB and require settlement, in cash, in accordance with the TWB Term Loan. As such, the debt and related interest have been attributed to the Company in the consolidated and combined financial statements.

The term loan had balance of $20.0 million at May 31, 2023, which is classified separately within current liabilities in the consolidated and combined balance sheet. The Former Parent’s note receivable associated with the TWB Term Loan was contributed to the Company in connection with the Separation on December 1, 2023. As a result, the TWB Term Loan balance was eliminated in consolidation following the Separation, which resulted in a zero balance as of May 31, 2024 in the consolidated and combined balance sheet.

Other – Tempel China

Tempel controls a subsidiary in China (“Tempel China”), and Tempel China utilized three short-term loan facilities, which were used to finance steel purchases, and were collateralized by Tempel China property and equipment. Borrowings outstanding under the facility totaled $2.8 million at May 31, 2023. These loans were paid off in June 2023, which resulted in a zero balance at May 31, 2024.

One facility with capacity of CN¥ 10.0 million (approximately USD $1.4 million) matured on March 13, 2024. This facility was not subsequently renewed. The remaining two facilities, one with capacity of CN¥ 40.0 million (approximately USD $5.5 million) and one with capacity of CN¥ 50.0 million (approximately USD $6.9 million), mature on December 31, 2024.

Other – Tempel India

Tempel controls a subsidiary in India (“Tempel India”), and Tempel India has two individual credit arrangements with separate financial institutions, each of which contain a secured line of credit and standby letters of credit/letters of guarantee. One credit facility matures on November 19, 2024, and the other credit facility matures on January 9, 2025. The lines of credit have an aggregate facility size of RS₹ 600 million (approximately USD $7.2 million), subject to adjustment pursuant to a borrowing base. As of May 31, 2024 and 2023, no amounts under the line of credit facilities were due to the financial institutions. Interest is payable monthly and will accrue on the outstanding balance according to the lenders’ base lending rate plus an applicable margin as determined by the lender.

The standby letters of credit have an aggregate facility size of RS₹ 1,000 million (approximately USD $12.0 million). As of May 31, 2024 and 2023, no amounts under the facilities were due to the financial institutions. The purchases, made in the normal course of business that are supported by the letters of credit, were recorded in accounts payable.

Accounts Receivable Securitization

On June 29, 2023, the Company terminated the revolving trade accounts receivable securitization facility (the “AR Facility”) because it was no longer needed. No early termination or other similar fees or penalties were paid in connection with the termination of the AR Facility.

Note I – Comprehensive Income (Loss)

Other Comprehensive Income (Loss): The following table summarizes the tax effects of each component of other comprehensive income (loss) for the prior three fiscal years:

	2024			2023			2022
(In millions)	Before- Tax	Tax	Net-of- Tax	Before- Tax	Tax	Net-of- Tax	Before- Tax	Tax	Net-of- Tax
Foreign currency translation	$(1.3)	$-	$(1.3)	$(6.8)	$-	$(6.8)	$(3.3)	$-	$(3.3)
Pension liability adjustment	3.1	(0.7)	2.4	(0.8)	0.1	(0.7)	8.6	(2.0)	6.6
Cash flow hedges	(6.7)	1.6	(5.1)	4.5	(1.0)	3.5	(52.1)	12.3	(39.8)
Other comprehensive loss	$(4.9)	$0.9	$(4.0)	$(3.1)	$(0.9)	$(4.0)	$(46.8)	$10.3	$(36.5)

Accumulated Other Comprehensive Income (Loss): The components of the changes in AOCI at the end of the prior three fiscal years were as follows:

				Accumulated
	Foreign	Pension	Cash	Other
	Currency	Liability	Flow	Comprehensive
(In millions)	Translation	Adjustment	Hedges	Income (Loss)
Balance at May 31, 2022	$(3.8)	$6.7	$(1.0)	$1.9
Other comprehensive loss before reclassifications	(6.8)	(1.0)	(10.1)	(17.9)
Reclassification adjustments to income (a)	-	0.2	14.6	14.8
Income tax effect	-	0.1	(1.0)	(0.9)
Balance at May 31, 2023	$(10.6)	$6.0	$2.5	$(2.1)
Other comprehensive income (loss) before reclassifications	(1.3)	3.5	1.6	3.8
Reclassification adjustments to income (a)	-	(0.4)	(8.3)	(8.7)
Income tax effect	-	(0.7)	1.6	0.9
Balance at May 31, 2024	$(11.9)	$8.4	$(2.6)	$(6.1)

(a)
The statement of earnings classification of amounts reclassified to net income include:
(1)
Pension liability adjustment – As disclosed in “Note L – Employee Retirement Plans”; and
(2)
Cash flow hedges – disclosed in “Note P – Derivative Financial Instruments and Hedging Activities.”

Note J – Equity

Common Shares: Worthington Steel, Inc. was formed as an Ohio corporation on February 28, 2023 with 100 shares authorized of which 100 common shares were issued and outstanding. As a result of the Separation, on November 22, 2023, Worthington Steel, Inc. filed a certificate of amendment to the Articles of Incorporation of the Worthington Steel, Inc. (the “Amendment”) with the Secretary of State of the State of Ohio, which became effective as of such date. The Amendment (i) effected a stock split of the 100 then-outstanding common shares of the Worthington Steel, Inc. to provide a sufficient capitalization of the Worthington Steel, Inc. to enable the Former Parent to complete the pro rata distribution of 100% of the Company’s outstanding common shares to Former Parent’s shareholders, with each Former Parent shareholder as of the previously announced record date of November 21, 2023 (the “Record Date”) receiving one common share of the Worthington Steel, Inc. for every one common share of Worthington Industries held as of the Record Date, and (ii) eliminated the Company’s stated capital. As of the Separation, there were 49.3 million shares issued and outstanding. The Former Parent retained no ownership interest in Worthington Steel following the Separation.

The Worthington Steel Amended Articles of Incorporation authorize one class of common shares and their relative voting rights.

During fiscal 2024, fiscal 2023, and fiscal 2022, we did not repurchase any common shares.

Preferred Shares: The Worthington Steel Amended Articles of Incorporation authorize one class of preferred shares and their relative voting rights. The Board is empowered to determine the issue prices, dividend rates, amounts payable upon liquidation and other terms of the preferred shares when issued. At May 31, 2024, 1,000,000 shares are authorized, and no preferred shares are issued or outstanding.

Theoretical Common Shares: Our non-qualified deferred compensation plans for employees require that any portion of a participant’s current account credited to the theoretical common share option, which reflects the fair value of the common shares with dividends reinvested, and any new contributions credited to the theoretical common share option remain credited to the theoretical common share option until distributed. For amounts credited to the theoretical common share option, payouts are required to be made in the form of whole common shares and cash in lieu of fractional common shares. As a result, we account for the deferred compensation obligation credited to the theoretical common share option within equity. The amounts recorded in equity totaled less than $0.1 million at May 31, 2024. There were no amounts recorded in equity at May 31, 2023 and May 31, 2022 as the eligible Worthington Steel employees participated in the Former Parent’s plan prior to the Separation.

Note K – Stock-Based Compensation

Prior to the Separation, certain Company employee and non-employee directors participated in the stock-based compensation plans of the Former Parent (“Former Parent’s Plans”). In connection with the Separation, the Company’s Board of Directors approved the Worthington Steel, Inc. 2023 Long Term Incentive Plan and Worthington Steel, Inc. 2023 Equity Incentive Plan for Non-Employee Directors (the “Plans”). Under the Plans, we may grant incentive or non-qualified stock options, restricted common shares and performance shares to employees and non-qualified stock options and restricted common shares to non-employee directors.

We classify share-based compensation expense within SG&A to correspond with the same financial statement caption as the majority of the cash compensation paid to employees who have been awarded common shares. A total of 8.4 million common shares were authorized and available for issuance in connection with the Plans in place at May 31, 2024.

Under the terms of the Employee Matters Agreement between the Company and the Former Parent, in connection with the Separation, restricted stock and stock option equity awards granted to Company employees under the Former Parent's Plans were converted to awards representing approximately 1.3 million shares of the Company's common stock under the Plans. Adjustments to the underlying shares and terms of outstanding restricted stock and stock options were made to preserve the intrinsic value of the awards immediately before the Separation. The adjustment of the underlying shares and exercise prices, as applicable, was determined using a conversion ratio of 3.228 based on the relative values of the Former Parent's pre-Separation stock price and the Company's post-Separation stock price. The outstanding awards continue to vest over their original vesting periods. The Company did not recognize any incremental compensation cost related to the adjustment of outstanding awards.

The Company recognized pre-tax stock-based compensation expense of $10.3 million ($8.0 million after-tax), $10.4 million ($7.8 million after-tax) and $8.7 million ($6.7 million after-tax) under the Plans and Former Parent’s Plans during fiscal 2024, fiscal 2023 and fiscal 2022, respectively. At May 31, 2024, the total unrecognized compensation cost related to non-vested stock-based compensation awards was $17.8 million, which will be expensed over the next three to five fiscal years.

Non-Qualified Stock Options

Stock options may be granted to purchase common shares at not less than 100% of the fair market value of the underlying common shares on the grant date. All outstanding stock options are non-qualified stock options. The exercise price of all stock options granted has been set at 100% of the fair market value of the underlying common shares on the grant date. Generally, stock options granted to employees vest and become exercisable at the rate of 33% per year beginning one year from the grant date, and expire ten years after the grant date. Non-qualified stock options granted to non-employee directors vest and become exercisable on the earlier of (a) the first anniversary of the grant date or (b) the date on which the next annual meeting of shareholders of Worthington Steel is held following the grant date for any stock option granted as of the date of an annual meeting of shareholders of Worthington Steel. Stock options can be exercised through net-settlement, at the election of the option holder. The source of the shares issues when exercised and held is out of new shares.

GAAP requires that all share-based awards be recorded as expense in the statement of earnings based on their grant date fair value. The Company calculates the fair value of its non-qualified stock options using the Black-Scholes option pricing model and certain assumptions.

The Stock-based compensation expense recognized for the stock option awards during fiscal 2024, fiscal 2023 and fiscal 2022 was $0.4 million, $0.2 million and $0.1 million, respectively.

As of May 31, 2024, there was $0.4 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 1.5 years. As of May 31, 2024, there were 0.2 million outstanding unvested stock options, with a total intrinsic value of $2.9 million.

Service-Based Restricted Common Shares

Restricted common shares that contain service-based vesting conditions may be awarded to certain employees and non-employee directors. Service-based restricted common shares granted to employees cliff vest three years from the date of grant. Service-based restricted common shares granted to non-employee directors vest under the same parameters as discussed above with respect to non-qualified stock option grants. All service-based restricted common shares are valued at the closing market price of the common shares on the date of the grant.

The table below sets forth the service-based restricted common shares activity under the Plans from the Separation date to the year ended May 31, 2024. The calculated pre-tax stock-based compensation expense for these restricted common shares will be recognized on a straight-line basis over their respective three-year service periods.

(In thousands, except per common share amounts)	Restricted Common Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	-
Awards converted from the Former Parent Plan	957	$22.20
Granted	170	29.18
Vested	(19)	19.98
Forfeited	(39)	19.06
Outstanding, end of year	1,069	$19.03

Weighted average remaining contractual life of outstanding restricted common shares (in years)	1.37

Aggregate intrinsic value of outstanding restricted common shares	$35,286

Aggregate intrinsic value of restricted common shares vested during the year	$573

Pre-tax stock-based compensation for granted awards	$4,955

Market-Based Restricted Common Shares

On April 1, 2024, the Company granted 149 thousand market-based restricted common shares to six key employees under one of the Plans. Vesting of these restricted common shares is contingent upon the completion of a three-year service vesting period and the Company’s annualized absolute total shareholder return (“ATSR”) reaching a certain threshold during the three-year performance period ending on March 31, 2027. If the annualized ATSR is between 5% and 20%, as measured using the 40 consecutive trading days ending on March 28, 2024 as the starting price and the 40 consecutive trading days ending on March 31, 2027 as the ending price, participants will receive 50-150% of their targeted performance shares. The grant date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $34.83 per common share. The pre-tax stock-based compensation expense for these market-based restricted common shares of $5.4 million will be recognized on a graded basis over the five-year service period, net of any forfeitures. The following assumptions were used to determine the grant date fair value and the derived service period for these restricted common shares:

Expected volatility	41.00%
Risk-free interest rate	4.51%
Actual TSR	14.00%

On June 25, 2020, the Company granted an aggregate of 35 thousand market-based restricted common shares to two key employees under one of the Former Parent Plans. Vesting of these restricted common share awards is contingent upon the average closing price of the common shares reaching $65.00 during any 90 consecutive day period during the five-year period following the date of grant and completion of a three-year service vesting period. The grant date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $20.87 per common share. The calculated pre-tax stock-based compensation expense for these restricted common shares was $0.7 million; these awards fully vested on June 25, 2023. The following assumptions were used to determine the grant date fair value and the derived service period for these restricted common shares:

Dividend yield	2.71%
Expected volatility	41.50%
Risk-free interest rate	0.32%

Performance Shares

Performance shares may be awarded to certain key employees and are contingent (i.e., vest) based upon the level of achievement with respect to corporate targets for cumulative corporate economic value added, and earnings per share growth for the three-fiscal-year periods ended or ending May 31, 2024, 2025 and 2026. These performance share awards will be paid, to the extent earned, in common shares in the fiscal quarter following the end of the applicable three-fiscal-year performance period. The fair value of performance share awards is determined by the closing market price of the underlying common shares at the respective grant dates of the awards and the pre-tax stock-based compensation expense is based on the periodic assessment of the probability of the targets being achieved and the estimate of the number of common shares that will ultimately vest and be issued.

The table below summarizes the Company’s performance share award activity under the Plans from the Separation date to the year ended May 31, 2024:

(In thousands, except per common share amounts)	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	-
Awards converted from the Former Parent Plan	133	$22.20
Granted	30	30.55
Vested	(21)	17.36
Forfeited	(12)	17.97
Outstanding, end of year	130	$20.72

Weighted average remaining contractual life of outstanding performance shares (in years)	1.30

Aggregate intrinsic value of outstanding performance shares	$4,291

Aggregate intrinsic value of performance shares vested during the year	$696

Pre-tax stock-based compensation for granted awards	$923

Note L – Employee Retirement Plans

Defined Contribution Retirement Plan

The Company provides retirement benefits to eligible employees primarily through a defined contribution retirement plan. Prior to the Separation, eligible employees of Worthington Steel had historically received benefits through the Former Parent’s defined contribution retirement plans. As a result of the Separation, the Worthington Steel, Inc. 401(k) Retirement Savings Plan (the “401(k) Plan”) was established, and new accounts within the 401(k) Plan were created for each of the qualifying plan participants of the Former Parent’s defined contribution retirement plan. As of the Separation date, all future qualifying plan participants’ contributions were attributed to the 401(k) Plan.

The 401(k) Plan is a defined contribution plan covering all non-union U.S. employees of Worthington Steel (and its subsidiaries who are participating employers under the 401(k) Plan) on U.S. payroll who meet the tenure, hour and age requirements specified in the 401(k) Plan. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The trustee for the 401(k) Plan is Fidelity Management Trust Company. Worthington Steel is the sponsor of the 401(k) Plan.

Eligible participants make contributions based on elected percentages of eligible compensation, subject to annual addition and other limitations imposed by the Internal Revenue Code and the various plans’ provisions. Company contributions consist of employer matching contributions, annual or monthly employer contributions and discretionary contributions, based on individual plan provisions. The Company matches 50 cents per dollar of contributions of the first 4% of the 401(k) Plan participants’ compensation. The Company also makes an employer contribution of 3% of compensation on behalf of eligible participants irrespective of the amounts deferred by such participants. As a safe harbor plan, the Company guarantees a minimum contribution of at least 3% of participants’ eligible compensation.

The following table summarizes the defined contribution plan expense for the prior three fiscal years:

(In millions)	2024	2023	2022
Defined contribution plan expense	$12.3	$9.8	$8.8

Defined Benefit Pension Plans

As a result of the Company’s acquisition of Tempel on December 1, 2021, it assumed approximately $40.2 million of net pension and other postretirement benefit obligations under Tempel’s defined benefit domestic funded pension plan, an unfunded supplemental executive retirement (SERP) plan, and a domestic unfunded postretirement plan. Effective December 31, 2010, Tempel froze its defined benefit domestic funded pension plan. Upon retirement, participants in this plan will receive the benefit they had accrued as of July 16, 2018. No further pension benefit will be earned by the participants of this plan after December 31, 2010.

As a result of the Company’s acquisition of Voestalpine Nagold on November 16, 2023, it assumed approximately $0.9 million of net pension benefit obligations under a pre-existing pension obligation of the former company that resulted from a previous contractual arrangement with a prior owner before our acquisition. No further pension benefit will be earned by the participant of this plan, and the participant will begin to receive benefits upon reaching age 65. See “Note O – Acquisitions” for additional information related to the acquisition of Voestalpine Nagold.

Defined benefit pension and OPEB plan obligations are remeasured at least annually as of May 31 based on the present value of projected future benefit payments for all participants for services rendered to date. The measurement of projected future benefits is dependent on the provisions of each specific plan, demographics of the group covered by the plan, and other key measurement assumptions.

Net periodic benefit costs, including service cost, interest cost, and expected return on assets, are determined using assumptions regarding the benefit obligation and the fair value of plan assets as of the beginning of each fiscal year. The funded status of the benefit plans, which represents the difference between the benefit obligation and the fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each fiscal year. Net periodic benefit cost is included in other income (expense) in our consolidated and combined statements of earnings, except for the service cost component, which is recorded in SG&A.

Net Periodic Pension Costs (Income)

The following table summarizes the components of net periodic pension income for the Company’s defined benefit pension plans for the prior three fiscal years:

(In millions)	2024	2023	2022
Defined benefit plans:
Interest cost	$3.6	$3.4	$1.4
Return on plan assets	(4.0)	(3.9)	(2.1)
Net amortization and deferral costs	(0.3)	(0.1)	-
Net periodic benefit income	$(0.7)	$(0.6)	$(0.7)

During fiscal 2024 and fiscal 2023, the Company also incurred less than $0.1 million and $0.1 million, respectively, in net periodic benefit cost related to the Tempel Steel Company Postretirement Benefit Plan.

Weighted Average Rates

The following weighted-average assumptions were used to determine the unfunded benefit obligation and net periodic benefit cost:

	2024	2023	2022
Benefit obligation:
Discount rate	5.52%	4.80%	4.32%
Net periodic pension cost:
Discount rate	4.76%	4.32%	2.66%
Expected long-term rate of return	6.50%	6.50%	6.50%

The discount rates used to measure plan liabilities as of the measurement date are determined individually for each plan using actuarial developed yield curves. The discount rates are determined by matching the projected cash flows used to determine the plan liabilities to a projected yield curve of high-quality corporate bonds available at the measurement date. The expected return on plan assets assumption is determined by reviewing the investment returns, as well as longer-term historical returns of an asset mix approximating our asset allocation targets, and periodically comparing these returns to the expectations of investment advisors and actuaries to determine whether long-term future returns are expected to differ significantly from the past.

Funded Status

The following tables provide a reconciliation of the changes in the projected benefit obligation and the fair value of plan assets and the funded status for the Company’s defined benefit plans:

	Pension Benefits		Other Benefits
(In millions)	2024	2023	2024	2023
Change in benefit obligation
Benefit obligation, beginning of year	$76.9	$82.3	$3.4	$4.1
Service cost	-	-	-	-
Interest cost	3.6	3.4	0.2	0.2
Plan amendments	-	-	-	(0.4)
Actuarial gain	(5.0)	(3.1)	(0.2)	(0.3)
Benefits paid	(5.4)	(5.7)	(0.3)	(0.2)
Benefit obligations acquired	1.0	-	-	-
Benefits obligation, end of year	$71.1	$76.9	$3.1	$3.4

Change in plan assets
Fair value, beginning of year	$54.9	$56.2	$-	$-
Return on plan assets	2.3	(0.5)	-	-
Company contributions	1.6	5.0	0.3	0.2
Benefits paid	(5.4)	(5.8)	(0.3)	(0.2)
Plan assets acquired	0.1	-	-	-
Fair value, end of year	53.5	54.9	-	-
Funded status	$(17.6)	$(22.0)	$(3.1)	$(3.4)

Amounts recognized in our consolidated and combined balance sheets consist of:
Accrued compensation, contributions to employee benefit plans and related taxes	$-	$-	$(0.3)	$(0.3)
Other liabilities	$(17.6)	$(22.0)	$(2.8)	$(3.1)
AOCI	(9.3)	(6.3)	(1.6)	(1.5)

Amounts recognized in AOCI consist of:
Net income	$(9.3)	$(6.3)	$(1.2)	$(1.1)
Net prior service credit	-	-	(0.4)	(0.4)
Total	$(9.3)	$(6.3)	$(1.6)	$(1.5)

The following table shows other changes in plan assets and benefit obligations recognized in OCI during the prior two fiscal years:

	Pension Benefits		Other Benefits
(In millions)	2024	2023	2024	2023
Net (gain) loss	$(3.4)	$1.3	$(0.2)	$(0.3)
Amortization of net (gain) loss	0.3	0.2	0.1	(0.4)
Total recognized in other comprehensive income	$(3.1)	$1.5	$(0.1)	$(0.7)
Total recognized in net periodic benefit cost (income) and OCI	$(3.8)	$0.8	$-	$(0.5)

Pension plan assets are required to be disclosed at fair value in our consolidated and combined financial statements. Fair value is defined in “Note Q – Fair Value Measurements.” The pension plan assets’ fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Fair Value Hierarchy Categories

There are three measurement input levels for determining fair value: Level 1, Level 2, and Level 3. Valuations of Level 1 assets for all classes are based on quoted (unadjusted) closing market prices in active markets for identical assets and liabilities that the Company has the ability to access at the measurement date. Cash is valued at cost, which approximates fair value. There were no valuations of Level 2 or Level 3 assets at May 31, 2024 or May 31, 2023, as shown in the tables below. See “Note Q – Fair Value Measurements.”

Fair Value of Plan Assets

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plans’ assets measured at fair value on a recurring basis at May 31, 2024:

		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(In millions)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investment:
Cash and cash equivalents	$4.3	$4.3	$-	$-
Fixed-income funds	24.7	24.7	-	-
Equity funds	16.2	16.2	-	-
Commingled fund investments measured at net asset value (1):
Hedge funds	8.3	-	-	-
Total	$53.5	$45.2	$-	$-

(1)
Investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been categorized in the fair value hierarchy.

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plans’ assets measured at fair value on a recurring basis at May 31, 2023:

		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(In millions)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investment:
Cash and cash equivalents	$3.9	$3.9	$-	$-
Fixed-income funds	22.1	22.1	-	-
Equity funds	20.1	20.1	-	-
Commingled fund investments measured at net asset value (1):
Hedge funds	8.8	-	-	-
Total	$54.9	$46.1	$-	$-

(1)
Investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been categorized in the fair value hierarchy.

Plan assets for the defined benefit plans consisted principally of the following as of the respective measurement dates:

	May 31,	May 31,
	2024	2023
Asset category:
Equity securities	30%	37%
Fixed-income funds	46%	40%
Hedge funds	16%	16%
Other	8%	7%
Total	100%	100%

Equity securities include no employer stock. The investment policy and strategy for the defined benefit plans is: (i) long-term in nature with liquidity requirements that are anticipated to be minimal due to the projected normal retirement date of the average employee and the current average age of participants; (ii) to earn nominal returns, net of investment fees, equal to or in excess of the defined benefit plans’ respective liability growth rate; and (iii) to include a diversified asset allocation of domestic and international equities and fixed income investments. We are expected to contribute approximately $1.8 million to the defined benefit and OPEB plans during fiscal 2025. However, we reserve the right to make additional contributions.

Estimated Future Benefits Payments

The following estimated future benefits, which reflect expected future service, as appropriate, are expected to be paid under the defined benefit and other postretirement plans during future fiscal years as follows:

(In millions)	Pension Benefits	Other Benefits
2025	$6.4	$0.3
2026	$5.9	$0.3
2027	$6.1	$0.3
2028	$6.0	$0.3
2029	$5.6	$0.3
2030-2034	$26.8	$1.2

Note M – Income Taxes

Earnings before income taxes for the prior three fiscal years included the following components:

(In millions)	2024	2023	2022
U.S. based operations	$166.3	$102.7	$208.0
Non – U.S. based operations	49.9	26.0	46.3
Earnings before income taxes	216.2	128.7	254.3
Less: Net earnings attributable to noncontrolling interests (1)	15.4	12.6	19.9
Earnings before income taxes attributable to controlling interest	$200.8	$116.1	$234.4

(1)
Net earnings attributable to noncontrolling interests are not taxable to the Company.

Significant components of income tax expense (benefit) for the prior three fiscal years were as follows:

(In millions)	2024	2023	2022
Current
Federal	$25.3	$26.9	$30.2
State and local	6.3	4.2	5.1
Foreign	13.4	7.6	5.1
Subtotal	45.0	38.7	40.4
Deferred
Federal	4.7	(8.6)	12.2
State and local	(0.8)	(0.6)	1.1
Foreign	(2.8)	(0.5)	0.3
Subtotal	1.1	(9.7)	13.6
Total	$46.1	$29.0	$54.0

A reconciliation of the federal statutory corporate income tax rate to total tax provision for the prior three fiscal years follows:

	2024	2023	2022
Federal statutory corporate income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	2.2	2.2	2.1
Non-U.S. income taxes at other than federal statutory rate	0.6	1.7	(1.6)
Nondeductible executive compensation	0.6	1.7	1.1
Other	(1.4)	(1.6)	0.5
Effective tax rate attributable to controlling interest	23.0%	25.0%	23.1%

The above effective tax rate attributable to controlling interest excludes any impact from the inclusion of net earnings attributable to noncontrolling interests in the Company’s consolidated and combined statements of earnings. The effective tax rates upon inclusion of net earnings attributable to noncontrolling interests were 21.3%, 22.5% and 21.2% for fiscal 2024, fiscal 2023 and fiscal 2022, respectively. Net earnings attributable to noncontrolling interests are a result of the Company’s consolidated joint ventures. The net earnings attributable to the noncontrolling interests in the U.S. operations of the Company’s consolidated joint ventures do not generate tax expense to the Company since the investors are taxed directly based on the earnings attributable to the investors. The tax expense of TWB’s wholly-owned foreign subsidiaries is reported in the consolidated and combined income tax expense.

Under applicable accounting guidance, a tax benefit may be recognized from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Any tax benefits recognized in the Company’s financial statements from such a position were measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

A tabular reconciliation of unrecognized tax benefits follows:

(In millions)	2024	2023	2022
Balance at beginning of the year	$1.2	$1.2	$0.1
Decreases - tax positions taken in prior years	(1.0)	-	-
Increases - current tax positions	-	-	1.2
Settlements	-	-	-
Lapse of statutes of limitations	-	-	(0.1)
Balance at the end of the year	$0.2	$1.2	$1.2

During the fiscal year ended May 31, 2024, $1.0 million was reclassified as a tax payable due to the final ruling in a pre-acquisition tax matter at Tempel. The amount of unrecognized tax benefits for the years ended May 31, 2023 and 2022, that, if recognized would affect the effective tax rate, was not material. During the fiscal year ended May 31, 2024, 2023, and 2022, the Company recognized an immaterial amount of tax-related interest on unrecognized tax benefits. Management estimates the reasonably possible changes to unrecognized tax benefits during the next twelve months to be immaterial and is currently unaware of any issues under review that would result in significant additional payments, accruals, or other material deviations to this estimate.

The following is a summary of the tax years open to examination by major tax jurisdiction:

•
U.S. Federal – 2021 and forward

•
U.S. State and Local – 2020 and forward
•
Austria – 2024 and forward
•
Canada – 2019 and forward
•
China – 2021 and forward
•
India – 2020 and forward
•
Mexico – 2019 and forward

The components of the Company’s deferred tax assets and liabilities as of May 31 were as follows:

(In millions)	2024	2023
Deferred tax assets
Accounts receivable	$1.8	$1.3
Inventories	2.8	3.4
Accrued expenses	9.2	14.1
Net operating loss carry forwards	2.8	3.2
Stock-based compensation	1.9	3.4
Operating lease - liability	4.4	2.3
Derivative contracts	0.2	1.5
Other	1.5	0.1
Deferred tax assets before valuation allowance	24.6	29.3
Less: Valuation allowance	-	-
Total deferred tax assets	24.6	29.3
Deferred tax liabilities
Property, plant and equipment	(28.7)	(33.0)
Investment in affiliated companies, principally due to undistributed earnings	(10.5)	(12.1)
Operating lease - ROU assets	(4.2)	(2.1)
Other	(0.6)	(1.9)
Total deferred tax liability	(44.0)	(49.1)
Net deferred tax asset (liability)	$(19.4)	$(19.8)

At May 31, 2024, the Company had tax benefits for non-U.S. net operating loss carryforwards of $2.8 million that begin expiring in fiscal 2029.

Based on the Company’s history of profitability, the scheduled reversal of deferred tax liabilities, and taxable income projections, the Company has determined that it is more likely than not that the remaining deferred tax assets are otherwise realizable.

Note N – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the prior three fiscal years:

(In millions, except per common share amounts)	2024	2023	2022
Numerator (basic & diluted):
Net earnings attributable to controlling interest –
income available to common shareholders	$154.7	$87.1	$180.4
Denominator:
Denominator for basic earnings per common share attributable to
controlling interest – weighted average common shares	49.3	49.3	49.3
Effect of dilutive securities:	0.5	-	-
Denominator for diluted earnings per common share attributable to
controlling interest – adjusted weighted average common shares	49.8	49.3	49.3

Basic earnings per common share attributable to controlling interest	$3.14	$1.77	$3.66
Diluted earnings per common share attributable to controlling interest	$3.11	$1.77	$3.66

Anti-dilutive non-qualified stock options and restricted common share awards(1)	-	-	-

(1)
These non-qualified stock options and restricted common share awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. There were no anti-dilutive non-qualified stock options and restricted common share awards prior to the Separation. The number of anti-dilutive non-qualified stock options and restricted common share awards for 2024 was less than 0.1 million.

Earnings per common share was calculated based on the weighted-average number of common shares outstanding. Earnings per diluted common share included the weighted-average effect of dilutive restricted common shares and non-qualified stock options on the weighted-average shares outstanding. Prior to the third quarter of fiscal 2024, earnings per common share was based on the 49.3 million Worthington Steel common shares distributed to the Former Parent's shareholders on December 1, 2023. The same number of common shares is being utilized for the calculation of basic and diluted earnings per common share for all periods presented prior to the Separation. After the Separation, actual outstanding common shares are used to calculate both basic and diluted weighted-average number of common shares outstanding.

Note O – Acquisitions

Fiscal 2024

Voestalpine Automotive Components Nagold GmbH & Co. KG (Voestalpine Nagold)

On November 16, 2023, the Company acquired Voestalpine Nagold, including its lamination stamping facility in Nagold, Germany and related assets, for net cash consideration of $21.0 million and the assumption of a $0.9 million pension liability. Voestalpine produces automotive and electrical steel lamination stampings in Europe. The total purchase consideration was preliminarily allocated primarily to tangible assets, consisting of $12.3 million of property, plant and equipment and $9.0 million of net working capital, with $0.6 million recognized as goodwill.

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

The results of operations of Voestalpine Nagold have been included in the consolidated and combined statements of earnings since the date of acquisition. Proforma results, including the acquired business since the beginning of fiscal 2023, would not be materially different from the reported results.

Fiscal 2023

The Company did not make any acquisitions during fiscal 2023.

Fiscal 2022

Shiloh Industries’ U.S. BlankLight®

On June 8, 2021, the Company, along with our 55% consolidated joint venture TWB, acquired certain assets of Shiloh’s U.S. BlankLight® business. The purchase price for the acquisition was cash consideration of approximately $104.5 million, after closing adjustments. The Shiloh business is being primarily operated by TWB and the operating results of the Shiloh business have been included in our consolidated and combined statements of earnings since the date of acquisition. Proforma results of the Shiloh business, including the acquired business since the beginning of fiscal 2021, would not be materially different than the reported results. Net sales and net earnings since the beginning of fiscal 2021, would not be materially different than the reported results.

Tempel Steel Company

On December 1, 2021, the Company completed its acquisition of Tempel, a leading global manufacturer of precision motor and transformer laminations for the electrical steel market that includes transformers, industrial motors and electric vehicle (EV) motors for cash consideration of $272.2 million, net of cash acquired, plus the assumption of certain long-term liabilities. Total acquisition-related expenses of $1.9 million were incurred in fiscal 2022.

Operating results of Tempel have been included in the consolidated and combined statement of earnings since December 1, 2021, the date of acquisition. During fiscal 2022, Tempel contributed net sales of $278.2 million and operating income of $8.6 million, which included acquisition-related costs of approximately $1.9 million and incremental cost of goods sold of $3.8 million due to the write-up of inventory to its estimated acquisition-date fair value.

The following unaudited pro forma information presents consolidated and combined financial information for fiscal 2022 as if Tempel had been acquired at the beginning of fiscal 2021. Depreciation and amortization expense included in the pro forma results reflect the acquisition-date fair values assigned to the definite-lived intangible assets and fixed assets of Tempel assuming a June 1, 2020 acquisition date. Adjustments have been made to remove acquisition-related costs and the acquisition date fair value adjustment to acquired inventories. The pro forma adjustments noted above have been adjusted for the applicable income tax impact. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on June 1, 2020.

Fiscal Year Ended May 31,
(In millions)	2022
Net sales	$4,307.8
Net earnings attributable to controlling interest	$199.4

Note P – Derivative Financial Instruments and Hedging Activities

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

The Company is exposed to counterparty credit risk on all of its derivative financial instruments. Accordingly, the Company has established and maintained strict counterparty credit guidelines. The Company has credit support agreements in place with certain counterparties to limit the Company’s credit exposure. These agreements require either party to post cash collateral if its cumulative market position exceeds a predefined liability threshold. Amounts posted to the margin accounts accrue interest at market rates and are required to be refunded in the period in which the cumulative market position falls below the required threshold. The Company does not have significant exposure to any one counterparty, and management believes the overall risk of loss is remote and, in any event, would not be material.

Refer to “Note Q – Fair Value Measurements” for additional information regarding the accounting treatment for the Company’s derivative financial instruments, as well as how fair value is determined.

The following table summarizes the fair value of the derivative financial instruments and the respective lines in which they were recorded in our consolidated balance sheet at May 31, 2024:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(In millions)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$0.2	Accounts payable	$1.9
	Other assets	-	Other liabilities	-
Total		$0.2		$1.9

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$3.4	Accounts payable	$2.5
	Other assets	-	Other liabilities	-
Total		$3.4		$2.5

Total derivative financial instruments		$3.6		$4.4

GAAP permits an entity to present derivative financial instruments assets and liabilities on a net basis on the balance sheet, provided a right of offset exists and/or when they are subject to a master netting arrangement. The Company’s policy is to record derivative financial instruments on a net basis where the Company has an executed master netting arrangement with counterparties as well as where the right of offset exists. The amounts in the table above reflect the fair value of our derivative financial instruments on a net basis, where allowable under master netting arrangements and/or where the right of offset exists. Had these amounts been recognized on a gross basis, the impact would have been a $2.6 million increase in receivables with a corresponding increase in accounts payable.

The following table summarizes the fair value of the derivative financial instruments and the respective lines in which they were recorded in our consolidated balance sheet at May 31, 2023:

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

The amounts in the table above reflect the fair value of the derivative financial instruments on a net basis, where allowable under master netting arrangements and/or where the right of offset exists. Had these amounts been recognized on a gross basis, the impact would have been a $7.3 million increase in receivables with a corresponding increase in accounts payable.

Cash Flow Hedges

We enter into derivative financial instruments to hedge exposure to changes in cash flows attributable to interest rate and commodity price fluctuations associated with certain forecasted transactions. These derivative financial instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on each of these derivative financial instruments is reported as a component of OCI and reclassified into earnings in the same line associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative financial instrument is recognized in earnings immediately.

The following table summarizes our cash flow hedges outstanding at May 31, 2024:

	Notional
(In millions)	Amount	Maturity Date
Commodity contracts	$24.5	June 2024 – September 2025

The following table summarizes our cash flow hedges outstanding at May 31, 2023:

	Notional
(In millions)	Amount	Maturity Date
Commodity contracts	$53.0	June 2023 – September 2024

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into earnings for derivative financial instruments designated as cash flow hedges during fiscal 2024 and fiscal 2023:

		Location of Gain (Loss)	Gain (Loss) Reclassified
	Gain (Loss)	Reclassified from AOCI	from AOCI into
(In millions)	Recognized in OCI	into Net Earnings	Net Earnings
For the fiscal year ended May 31, 2024:
Commodity contracts	1.6	Cost of goods sold	8.3
Totals	$1.6		$8.3

For the fiscal year ended May 31, 2023:
Commodity contracts	(10.1)	Cost of goods sold	(14.6)
Totals	$(10.1)		$(14.6)

The estimated net amount of the losses recognized in AOCI at May 31, 2024, expected to be reclassified into net earnings within the succeeding twelve months is $2.6 million (net of tax of $0.8 million). This amount was computed using the fair value of the cash flow hedges at May 31, 2024, and will change before actual reclassification from other comprehensive income to net earnings during fiscal 2025.

Economic (Non-designated) Hedges

We enter into foreign currency exchange contracts to manage our foreign currency exchange rate exposure related to inter-company and financing transactions that do not meet the requirements for hedge accounting treatment. We also enter into certain commodity contracts that do not qualify for hedge accounting treatment. Accordingly, these derivative financial instruments are adjusted to current market value at the end of each period through earnings.

The following table summarizes our economic (non-designated) derivative financial instruments outstanding at May 31, 2024:

	Notional
(In millions)	Amount	Maturity Date
Commodity contracts	$22.4	June 2024 – March 2025

The following table summarizes our economic (non-designated) derivative financial instruments outstanding at May 31, 2023:

	Notional
(In millions)	Amount	Maturity Date
Commodity contracts	$2.4	June 2023 – December 2024

The following table summarizes the loss recognized in earnings for economic (non-designated) derivative financial instruments during fiscal 2024 and fiscal 2023:

		Loss
		Recognized in Earnings
		Fiscal Year Ended
	Location of Loss	May 31,
(In millions)	Recognized in Earnings	2024	2023
Commodity contracts	Cost of goods sold	$(0.4)	$(11.7)
Total		$(0.4)	$(11.7)

Note Q – Fair Value Measurements

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

Level 1	–	Quoted prices (unadjusted) in active markets for identical assets and liabilities that the reporting entity can assess at the measurement date.

Level 2	–	Inputs other than quoted prices included within Level 1 that are observable for the assets or liability, either directly or indirectly.

Level 3	–

Unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability and that are significant to the fair value of the assets and liabilities (i.e., allowing for situations in which there is little or no market activity for the asset or liability at the measurement date).

Recurring Fair Value Measurements

At May 31, 2024, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative financial instruments (1)	$-	$3.6	$-	$3.6
Total assets	$-	$3.6	$-	$3.6

Liabilities
Derivative financial instruments (1)	$-	$4.4	$-	$4.4
Total liabilities	$-	$4.4	$-	$4.4

(1)
The fair value of the Company’s derivative financial instruments was based on the present value of the expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Market observable, Level 2 inputs are used to determine the present value of the expected future cash flows. Refer to “Note P – Derivative Financial Instruments and Hedging Activities” for additional information regarding the use of derivative financial instruments.

At May 31, 2023, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative financial instruments (1)	$-	$2.3	$-	$2.3
Total assets	$-	$2.3	$-	$2.3

Liabilities
Derivative financial instruments (1)	$-	$9.8	$-	$9.8
Total liabilities	$-	$9.8	$-	$9.8

(1)
The fair value of the Company’s derivative financial instruments was based on the present value of the expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Market observable, Level 2 inputs are used to determine the present value of the expected future cash flows. Refer to “Note P – Derivative Financial Instruments and Hedging Activities” for additional information regarding the use of derivative financial instruments.

Non-Recurring Fair Value Measurements

At May 31, 2024, there were no assets measured at fair value on a non-recurring basis on the consolidated and combined balance sheet, except as noted below.

At May 31, 2023, the Company’s assets measured at fair value on a non-recurring basis were categorized as follows:

	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Long-lived assets held for sale (1)	$-	$2.6	$-	$2.6
Total assets	$-	$2.6	$-	$2.6

(1)
Comprised of the following: (1) idled equipment at the manufacturing facility in Taylor, Michigan; and (2) the net assets the Company’s former WSCP toll processing facility in Cleveland, Ohio. Refer to “Note D – Goodwill and Other Long-Lived Assets” for additional information.

The non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate fair value due to their short-term nature.

Market pricing of the long-term debt with the Former Parent was not available; however, based on the stated interest rate and tenor as well as the market movements since issuance, the Company does not believe the fair value would be materially different from the carrying value of the TWB Term Loan (including current maturities), which was $20.0 million at May 31, 2023. The Former Parent’s note receivable associated with the TWB Term Loan was contributed to us in connection with the Separation on December 1, 2023. As a result, the TWB Term Loan balance was eliminated in consolidation following the Separation; therefore, no amounts were reflected in the Company’s consolidated and combined financial statements as of May 31, 2024.

The remaining carrying value of debt was $148.0 million at May 31, 2024, and relates to the Credit Facility, which due to its short-term nature, approximates fair value. The Credit Facility was entered into as of November 30, 2023, therefore, there were no borrowings under the Credit Facility at May 31, 2023.

Note R – Leases

The Company leases office space, warehouses, vehicles, and equipment. Leases have remaining lease terms of 1 year to 17 years, some of which have renewal and termination options. Termination options are exercisable at our option. The lease terms used to recognize ROU assets and lease liabilities include periods covered by options to extend the lease where we are reasonably certain to exercise that option and periods covered by an option to terminate the lease if we are reasonably certain not to exercise that option. Finance leases are immaterial to the consolidated and combined financial statements.

The Company determines if an arrangement meets the definition of a lease at inception. Operating lease ROU assets include any initial direct costs and prepayments less lease incentives. Lease terms include options to renew or terminate the lease when it is reasonably certain we will exercise such options. As most of our leases do not include an implicit rate, the Company uses its collateralized incremental borrowing rate based on the information available at the lease commencement date, in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of goods sold or SG&A depending on the underlying nature of the leased assets.

The Company leases certain property and equipment from third parties under non-cancellable operating lease agreements. Certain lease agreements provide for payment of property taxes, maintenance and insurance by us. Under Topic 842, the Company elected the practical expedient to account for lease and non-lease components as a single component for all asset classes. Certain leases include variable lease payments based on usage, an index, or a rate.

The components of lease expense for fiscal 2024 and fiscal 2023 were as follows:

(In millions)	2024	2023
Operating lease expense	$10.1	$9.5
Short-term lease expense	2.6	1.8
Variable lease expense	-	0.3
Total lease expense	$12.7	$11.6

Other information related to our leases, as of and for the fiscal years ended May 31, 2024 and May 31, 2023, is provided below:

	Operating Leases
(Dollars in millions)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$9.3	$5.7
Financing cash flows	$-	$-
ROU assets obtained in exchange for lease liabilities	$6.7	$12.1
Weighted-average remaining lease term (in years)	13.53	14.63
Weighted-average discount rate	3.48%	3.35%

Future minimum lease payments for non-cancelable operating leases having an initial or remaining term in excess of one year at May 31, 2024, were as follows:

(In millions)	Operating Leases
2025	$9.9
2026	8.8
2027	7.3
2028	6.9
2029	6.2
Thereafter	55.5
Total	94.6
Less: imputed interest	(18.7)
Present value of lease liabilities	$75.9

Note S – Related Party Transactions

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

Allocation of General Corporate Costs

The Company had historically operated as part of the Former Parent and not as a stand-alone company. Prior to the Separation, certain support functions were provided to the Company on a centralized basis from the Former Parent, including information technology, human resources, finance, and corporate operations, amongst others, profit sharing and bonuses, and respective surpluses and shortfalls of various planned insurance expenses. For purposes of these consolidated and combined financial statements, these corporate and other shared costs have been attributed to the Company on the basis of direct usage when identifiable, with the remainder allocated considering the characteristics of each respective cost (e.g., on the basis of headcount or profitability). Management believes the assumptions regarding the allocation of the Former Parent’s general corporate expenses are reasonable. Nevertheless, the consolidated and combined financial statements may not include all of the actual expenses that would have been incurred and may not reflect consolidated and combined results of operations, financial position and cash flows had it been a stand-alone public company during the periods presented. Substantially all of the allocated corporate costs are included in SG&A in the consolidated and combined statements of earnings.

The Company’s allocated expenses from the Former Parent, which are substantially recorded in SG&A in the consolidated and combined statements of earnings, were $38.5 million for fiscal 2024, all of which were incurred prior to the Separation. The allocated expenses from the Former Parent were $70.7 million and $70.1 million for fiscal 2023 and fiscal 2022, respectively.

Following the Separation, the Company independently incurs expenses as a stand-alone company and corporate expenses from the Former Parent are no longer allocated to the Company; therefore, no related amounts were reflected on the Company’s consolidated and combined financial statements following the Separation.

Attribution of Separation Costs

The Former Parent incurred Separation Costs that were directly attributed to the Company to the extent incurred to its direct benefit and are presented separately in the consolidated and combined statements of earnings.

Following the Separation, the Company incurred incremental costs related to the Separation, which are reflected on the Company’s consolidated and combined statements of earnings. See “Note A – Description of Business, The Separation, Agreements with the Former Parent and Separation Costs, and Basis of Presentation” for additional information.

Net Sales to the Former Parent and Transactions with Affiliated Companies

Prior to the Separation, the Company’s net sales to the Former Parent were considered sales on a carve-out basis, and were included within net sales in the combined statements of earnings. Following the Separation, the Company’s net sales to the Former Parent are subject to the long-term Steel Supply Agreement and are included within net sales in the consolidated statement of earnings. Net sales to the Former Parent for fiscal 2024, fiscal 2023 and fiscal 2022 totaled $82.1 million, $109.8 million, and $135.6 million, respectively.

The Company purchases from, and sells to, affiliated companies, which would include the unconsolidated joint ventures of the Former Parent prior to the Separation, certain raw materials and services at prevailing market prices. Net sales to affiliated companies, excluding transactions with the Former Parent, during fiscal 2024, fiscal 2023, and fiscal 2022 totaled $14.7 million, $35.8 million and $82.4 million, respectively. Purchases from affiliated companies totaled $17.4 million in fiscal 2024, were not significant in fiscal 2023 and totaled $9.7 million in fiscal 2022, respectively. Account Receivable and Account Payable from affiliated companies were not significant at either May 31, 2024 or May 31, 2023.

Due to/from the Former Parent

Given that cash was managed centrally by the Former Parent prior to the Separation, long-term intercompany financing arrangements were used to fund expansion or certain working capital needs. Excluding the TWB Term Loan discussed in “Note H – Debt”, debt resulting from these long-term intercompany financing arrangements has been reflected in Net Investment by the Former Parent within equity.

Amounts due to the Former Parent under the TWB Term Loan totaled $20.0 million at May 31, 2023, all of which is presented in current maturities of long-term debt due to the Former Parent in the corresponding consolidated and combined balance sheet.

The Former Parent’s note receivable associated with the TWB Term Loan was contributed to the Company in connection with the Separation on December 1, 2023. As a result, the TWB Term Loan balance was eliminated in consolidation following the Separation. The corresponding interest expense, which accrued at a rate of 5.0% per annum, was $0.5 million for fiscal 2024 and $1.4 million for fiscal 2023. The interest expense for fiscal 2024 reflects only amount prior to the contribution of the loan on December 1, 2023. Refer to “Note H – Debt” for additional information.

As of May 31, 2024, the outstanding accounts receivable balance with the Former Parent equaled $9.7 million as a result of the net sales to the Former Parent described above.

Net Investment by the Former Parent

Prior to the Separation, related party transactions between the Former Parent and the Company have been included within Net Investment by the Former Parent in the consolidated and combined balance sheets in the periods presented as these related party transactions were part of the centralized cash management program and were not settled in cash. Net Investment by the Former Parent in the consolidated and combined balance sheet and consolidated and combined statements of equity represents the Former Parent’s historical investment in the Company, the net effect of transactions with and allocations from the Former Parent, and its retained earnings.

Net transfers from/(to) the Former Parent, excluding the $150.0 million distribution, are included within Net Investment by the Former Parent. The reconciliation of total net transfers to and from the Former Parent to the corresponding amount presented in the consolidated and combined statement of cash flows are as follows:

	Fiscal Year Ended May 31,
(In millions)	2024	2023	2022
Total net transfers from/(to) the Former Parent per consolidated and combined changes in equity	$(32.7)	$(187.3)	$328.0
Less: non-cash net asset contribution from the Former Parent	7.6	-	-
Less: depreciation expense allocated from the Former Parent	1.2	2.5	3.1
Less: stock-based compensation	6.1	10.0	8.0
Total net transfers from/(to) the Former Parent per consolidated and combined statement of cash flows	$(47.6)	$(199.8)	$316.9

Note T – Subsequent Events

On June 26, 2024, Worthington Steel’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.16 per common share payable on September 27, 2024, to the shareholders of record at the close of business on September 13, 2024.

WORTHINGTON STEEL, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Adjustments to Allowance	Balance at End of Period
Fiscal 2024:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$2.6	$1.1	$(0.5)	$3.2
Fiscal 2023:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$0.8	$1.6	$0.2	$2.6
Fiscal 2022:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$0.1	$0.7	$-	$0.8

See accompanying Report of Independent Registered Public Accounting Firm.

Item 9. – Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Annual Report of Management on Internal Control Over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. – Other Information

During the quarter ended May 31, 2024, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K.

Item 9C. – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. – Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by this Item will be included in the 2024 Proxy Statement, which will be filed not later than 120 days after the end of fiscal 2024 in connection with the solicitation of proxies for the 2024 Annual Meeting, and is incorporated herein by reference.

The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Worthington Steel is incorporated herein by reference from the disclosure included under the caption “Supplemental Item –Executive Officers of Worthington Steel” in Part I of this Form 10-K.

The Board has adopted Charters for each of the Audit Committee, the Compensation Committee, the Executive Committee and the Nominating and Governance Committee as well as Corporate Governance Guidelines as contemplated by the applicable sections of the NYSE Listed Company Manual. The Board has also adopted a Charter of the Lead Independent Director of the Board.

In accordance with the requirements of Section 303A.10 of the NYSE Listed Company Manual, the Board has adopted a Code of Conduct covering our directors, officers and employees, including Worthington Steel’s President and Chief Executive Officer (the principal executive officer), Vice President and Chief Financial Officer (the principal financial officer) and Corporate Controller (the principal accounting officer). Worthington Steel will disclose the following events, if they occur, in a Current Report on Form 8-K to be filed with the SEC within the required four business days following their occurrence: (A) the date and nature of any amendment to a provision of the Code of Conduct that (i) applies to Worthington Steel’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the “code of ethics” definition enumerated in Item 406(b) of SEC Regulation S‑K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Conduct granted to Worthington Steel’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, that relates to one or more of the elements of the “code of ethics” definition set forth in Item 406(b) of SEC Regulation S-K. In addition, Worthington Steel will disclose any waivers from the provisions of the Code of Conduct granted to a director or an executive officer of Worthington Steel in a Current Report on Form 8-K to be filed with the SEC within the required four business days following their occurrence.

Each Charter, the Corporate Governance Guidelines and the Code of Conduct are posted on the “Governance” page of the “Investors” section (also referred to as the “Investor Relations” section) of our web site located at https://www.worthingtonsteel.com. The website addresses in the Form 10-K are intended to provide inactive, textual references only. The information on the websites referenced herein is not part of this Form 10-K.

Item 11. – Executive Compensation

The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 12. – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 13. – Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 14. – Principal Accountant Fees and Services

The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference. Our independent registered public accounting firm is KPMG LLP, Columbus, Ohio, Auditor Firm ID: 185.

PART IV

Item 15. – Exhibits and Financial Statement Schedules

(a)
The following documents are filed as a part of this Form 10-K:
(1)
Consolidated and Combined Financial Statements:

The consolidated financial statements (and report thereon) listed below are filed as a part of this Form 10-K:

Report of Independent Registered Public Accounting Firm (KPMG LLP)

Consolidated and Combined Balance Sheets at May 31, 2024 and 2023

Consolidated and Combined Statements of Earnings for the fiscal years ended May 31, 2024, 2023 and 2022

Consolidated and Combined Statements of Comprehensive Income for the fiscal years ended May 31, 2024, 2023 and 2022

Consolidated and Combined Statements of Equity for the fiscal years ended May 31, 2024, 2023 and 2022

Consolidated and Combined Statements of Cash Flows for the fiscal years ended May 31, 2024, 2023 and 2022

Notes to Consolidated and Combined Financial Statements – fiscal years ended May 31, 2024, 2023 and 2022

(2)
Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because they are not required or the required information has been presented in the aforementioned consolidated financial statements or notes thereto.

(3)
Exhibits Required by Item 601 of Regulation S-K:

The documents listed in the Index to Exhibits that immediately precedes the Signatures page of this Form 10-K are filed or furnished with this Form 10-K as exhibits or incorporated into this Form 10-K by reference as noted. Each management contract or compensatory plan or arrangement is identified as such in the Index to Exhibits.

(b)
Exhibits: The documents listed in the Index to Exhibits that immediately precedes the Signatures page of this Form 10-K are filed or furnished with this Form 10-K as exhibits or incorporated into this Form 10-K by reference as noted.
(c)
Financial Statement Schedule: The financial statement schedule listed in Item 15(a)(2) above is filed with this Form 10-K.

Item 16. – Form 10-K Summary

None.

INDEX TO EXHIBITS

Exhibit	Description of Exhibit	Location
2.1	Separation and Distribution Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 5, 2023

3.1	Amended Articles of Incorporation of Worthington Steel, Inc.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 5, 2023

3.2	Amended Regulations of Worthington Steel, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 5, 2023

4.1	Description of Capital Stock of Worthington Steel, Inc.	Filed herewith

10.1	Transition Services Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2023

10.2	Tax Matters Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2023

10.3	Employee Matters Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2023

10.4	Trademark License Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2023

10.5	WBS License Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2023

10.6+	Steel Supply Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2023

10.7†	Form of Indemnification Agreement for Directors	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2023

10.8

Revolving Credit and Security Agreement, dated November 30, 2023, by and among Worthington Steel, Inc., the other guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Agent

Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2023

10.9

First Amendment to Revolving Credit and Security Agreement, dated July 23, 2024, by and among Worthington Steel, Inc., the other guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Agent

Filed herewith

10.10†	Worthington Steel, Inc. 2023 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2023

10.11†	Form of Restricted Stock Award Agreement (Time and Performance) under the Worthington Steel, Inc. 2023 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 3 to Form 10 filed with the SEC on November 14, 2023

Exhibit	Description of Exhibit	Location
10.12†	Form of Restricted Stock Award Agreement under the Worthington Steel, Inc. 2023 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.12 to the Company’s Amendment No. 3 to Form 10 filed with the SEC on November 14, 2023

10.13†	Form of Non-Qualified Stock Option Award Agreement under the Worthington Steel, Inc. 2023 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 3 to Form 10 filed with the SEC on November 14, 2023

10.14†	Form of Special Performance Share Retention Award Agreement under the Worthington Steel, Inc. 2023 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2024

10.15†	Form of Letter for Annual Long-Term Incentive Awards Grant	Filed herewith

10.16†	Worthington Steel, Inc. 2023 Equity Incentive Plan for Non-Employee Directors	Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2023

10.17†	Form of Non-Employee Director Restricted Stock Award Agreement under the Worthington Steel, Inc. 2023 Equity Incentive Plan for Non-Employee Directors	Incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 3 to Form 10 filed with the SEC on November 14, 2023

10.18†	Worthington Steel, Inc. Non-Qualified Deferred Compensation Plan	Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 16, 2024

10.19†	Worthington Steel, Inc. Deferred Compensation Plan for Directors	Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 16, 2024

10.20†	Worthington Steel, Inc. Retirement Plan	Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2023

10.21	Form of Indemnification Agreement for Officers	Incorporated by reference to Exhibit 10.17 to the Company’s Amendment No. 3 to Form 10 filed with the SEC on November 14, 2023

10.22†	Form of Worthington Steel, Inc. Annual Incentive Plan for Executives	Incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 3 to Form 10 filed with the SEC on November 14, 2023

19.1	Worthington Steel, Inc. Insider Trading Policy	Filed herewith

21.1	Subsidiaries of Worthington Steel, Inc.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP)	Filed herewith

24.1	Powers of Attorney of Directors and Certain Executive Officers of Worthington Steel, Inc.	Filed herewith

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

Exhibit	Description of Exhibit	Location
32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

97.1	Worthington Steel, Inc. Executive Officer Clawback Policy	Filed herewith

101.INS	Inline XBRL Instance Document	The instance document does not appear in the Interactive Date File because its XBRL tabs are imbedded within the Inline XBRL document.

101.SCH#	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents	Submitted electronically herewith

104	Cover Page Interactive Date File	The cover page from this Form 10-K, formatted in Inline XBRL is included within the Exhibit 101 attachments

† Indicates a management contract or compensatory plan or arrangement.

+ Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).

# Attached as Exhibit 101 to this Form 10-K are the following documents formatted in Inline XBRL (eXtensible Business Reporting Language):

(i)
Consolidated and Combined Balance Sheets at May 31, 2024 and 2023;
(ii)
Consolidated and Combined Statements of Earnings for the fiscal years ended May 31, 2024, 2023 and 2022;
(iii)
Consolidated and Combined Statements of Comprehensive Income for the fiscal years ended May 31, 2024, 2023 and 2022;
(iv)
Consolidated and Combined Statements of Equity for the fiscal years ended May 31, 2024, 2023 and 2022;
(v)
Consolidated and Combined Statements of Cash Flows for the fiscal years ended May 31, 2024, 2023 and 2022; and
(vi)
Notes to Consolidated Financial Statements – fiscal years ended May 31, 2024, 2023 and 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORTHINGTON STEEL, INC.

Date: August 2, 2024	By:	/s/ Geoffrey G. Gilmore
Geoffrey G. Gilmore
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	DATE	TITLE

/s/ Geoffrey G. Gilmore	August 2, 2024	President and Chief Executive Officer
Geoffrey G. Gilmore		(Principal Executive Officer)

/s/ Timothy A. Adams	August 2, 2024	Vice President and Chief Financial Officer
Timothy A. Adams		(Principal Financial Officer)

/s/ Steven R. Witt	August 2, 2024	Corporate Controller
Steven R. Witt		(Principal Accounting Officer)

*	*	Executive Chairman and a Director
John B. Blystone

*	*	Director
Jon J. Bowsher

*	*	Director
Charles M. Chiappone

*	*	Director
John H. McConnell II

*	*	Director
Nancy G. Mistretta

*	*	Director
Carl A. Nelson, Jr.

*	*	Director
Sidney A. Ribeau

*	*	Director
Mary Schiavo

*	*	Director
George Stoe

* The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-identified directors of the Registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this report within Exhibit 24.1.

*By:	/s/ Geoffrey G. Gilmore	Date: August 2, 2024
Geoffrey G. Gilmore
Attorney-In-Fact