Form 10-Q
period 2024-08-31
Worthington Steel, Inc.
filed 2024-10-15
CIK 1968487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 001-41830

WORTHINGTON STEEL, INC.

(Exact name of registrant as specified in its charter)

Ohio	92-2632000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 W. Old Wilson Bridge Road, Columbus, Ohio	43085
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On October 8, 2024, the number of common shares, without par value, of the registrant issued and outstanding was 50,776,164.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING StatementS

Selected statements made by Worthington Steel, Inc. (“Worthington Steel” and, together with its consolidated subsidiaries, the “Company,” “we,” “us,” or “our”) contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”), including, without limitation, in “PART I – Item 1. – Note 5 – Contingent Liabilities and Commitments” and in “PART I – Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements,” as that term is used in the Private Securities Litigation Reform Act of 1995, as amended (the “PSLRA”). Forward-looking statements reflect the Company’s current expectations, estimates or projections concerning future results or events. These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “should,” “would,” “intend,” “plan,” “will,” “likely,” “estimate,” “project,” “position,” “strategy,” “target,” “aim,” “seek,” “foresee,” or other similar words or phrases. These forward-looking statements include, without limitation, statements relating to:

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
•
the Company’s safety performance; and
•
other risks described from time to time in the Company’s filings with the SEC, including those described in “Part I – Item 1A. – Risk Factors” of the Form 10-K of Worthington Steel for the fiscal year ended May 31, 2024 (the “2024 Form 10-K”).

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

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON STEEL, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	(Unaudited)
	August 31,	May 31,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$36.0	$40.2
Receivables, less allowances of $2.7 and $3.2, respectively	443.4	472.6
Inventories:
Raw materials	157.5	150.2
Work in process	150.2	176.8
Finished products	84.4	78.3
Total inventories	392.1	405.3
Income taxes receivable	7.6	4.2
Assets held for sale	2.9	2.9
Prepaid expenses and other current assets	73.5	76.6
Total current assets	955.5	1,001.8
Investment in unconsolidated affiliate	136.3	135.0
Operating lease assets	70.8	72.9
Goodwill	79.7	79.6
Other intangible assets, net of accumulated amortization of $46.8 and $45.3, respectively	75.5	77.0
Deferred income taxes	8.5	8.5
Other assets	16.5	16.8
Property, plant and equipment:
Land	38.0	37.9
Buildings and improvements	178.4	177.1
Machinery and equipment	902.3	893.8
Construction in progress	99.1	83.6
Total property, plant and equipment	1,217.8	1,192.4
Less: accumulated depreciation	731.2	717.6
Total property, plant and equipment, net	486.6	474.8
Total assets	$1,829.4	$1,866.4

Liabilities and equity
Current liabilities:
Accounts payable	$359.3	$380.4
Short-term borrowings	122.2	148.0
Accrued compensation, contributions to employee benefit plans and related taxes	39.6	52.8
Dividends payable	8.8	8.7
Other accrued items	13.3	15.7
Current operating lease liabilities	7.4	7.6
Income taxes payable	7.3	5.2
Total current liabilities	557.9	618.4
Other liabilities	34.8	34.3
Noncurrent operating lease liabilities	66.4	68.3
Deferred income taxes, net	27.1	27.9
Total liabilities	686.2	748.9
Preferred shares, without par value; authorized – 1,000,000 shares; issued or outstanding – 0 shares	-	-
Common shares, without par value; authorized – 150,000,000 shares; issued and outstanding – 49,424,731 shares and 49,331,514 shares, respectively	-	-
Additional Paid-in Capital	906.7	905.3
Retained Earnings	106.3	86.1
Accumulated other comprehensive income (loss), net of taxes of $(1.8) and $(1.7), respectively	(3.9)	(6.1)
Total Shareholders’ equity – controlling interest	1,009.1	985.3
Noncontrolling interests	134.1	132.2
Total equity	1,143.2	1,117.5
Total liabilities and equity	$1,829.4	$1,866.4

See condensed notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS

(In millions, except per common share amounts)

(Unaudited)

	Three Months Ended
	August 31,	August 31,
	2024	2023
Net sales	$834.0	$905.8
Cost of goods sold	733.6	777.3
Gross margin	100.4	128.5
Selling, general and administrative expense	57.0	53.8
Impairment of long-lived assets	-	1.4
Separation costs	-	3.6
Operating income	43.4	69.7
Other income (expense):
Miscellaneous income (expense), net	(5.9)	0.9
Interest expense, net	(2.6)	(0.5)
Equity in net income of unconsolidated affiliate	1.3	9.0
Earnings before income taxes	36.2	79.1
Income tax expense	4.0	17.0
Net earnings	32.2	62.1
Net earnings attributable to noncontrolling interests	3.8	3.6
Net earnings attributable to controlling interest	$28.4	$58.5

Basic
Weighted average common shares outstanding(1)	49.4	49.3
Earnings per common share attributable to controlling interest	$0.57	$1.19

Diluted
Weighted average common shares outstanding(2)	50.4	49.3
Earnings per common share attributable to controlling interest	$0.56	$1.19

Common shares outstanding at end of period(1)	49.4	49.3

Cash dividends declared per common share	$0.16	n/a

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

WORTHINGTON STEEL, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Three Months Ended
	August 31,	August 31,
	2024	2023
Net earnings	$32.2	$62.1
Other comprehensive income (loss), net of tax
Foreign currency translation	2.1	(0.7)
Cash flow hedges	0.1	(7.5)
Other comprehensive income (loss)	2.2	(8.2)
Comprehensive income	34.4	53.9
Comprehensive income attributable to noncontrolling interests	3.8	3.6
Comprehensive income attributable to controlling interest	$30.6	$50.3

See condensed notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	August 31,	August 31,
	2024	2023
Operating activities:
Net earnings	$32.2	$62.1
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	16.2	16.9
Impairment of long-lived assets	-	1.4
Benefit from deferred income taxes	(0.9)	(0.1)
Bad debt income	(0.2)	(0.7)
Equity in net income of unconsolidated affiliate, net of distributions	(1.3)	(9.0)
Net loss on sale of assets	0.1	-
Stock-based compensation	2.4	2.8
Changes in assets and liabilities:
Receivables	28.5	(32.9)
Inventories	13.2	(43.2)
Accounts payable	(25.5)	3.6
Accrued compensation and employee benefits	(13.2)	(3.5)
Other operating items, net	3.1	(18.1)
Net cash provided by (used in) operating activities	54.6	(20.7)

Investing activities:
Investment in property, plant and equipment	(21.5)	(17.3)
Net cash used in investing activities	(21.5)	(17.3)

Financing activities:
Transfers from the Former Parent, net	-	37.4
Repayment of short-term borrowings	(15.0)	(2.8)
Proceeds from revolving credit facility borrowings - swing loans	146.6	-
Repayment of revolving credit facility borrowings - swing loans	(157.4)	-
Payments for issuance of common shares, net of tax withholdings	(1.6)	-
Payments to noncontrolling interests	(1.9)	(1.9)
Dividends paid	(8.0)	-
Net cash provided by (used in) financing activities	(37.3)	32.7

Decrease in cash and cash equivalents	(4.2)	(5.3)
Cash and cash equivalents at beginning of period	40.2	32.7
Cash and cash equivalents at end of period	$36.0	$27.4

See condensed notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(In millions, except per common share amounts)

(Unaudited)

	Controlling Interest

				Net	Accumulated
				Investment	Other
			Additional	by the	Comprehensive
	Common Shares		Paid-in	Former	Income (Loss),	Retained		Noncontrolling
	Shares	Amount	Capital	Parent	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2024	49,331,514	$-	$905.3	$-	$(6.1)	$86.1	$985.3	$132.2	$1,117.5
Net earnings	-	-	-	-	-	28.4	28.4	3.8	32.2
Other comprehensive income	-	-	-	-	2.2	-	2.2	-	2.2
Common shares issued, net of withholding tax	93,217	-	(1.6)	-	-	-	(1.6)	-	(1.6)
Stock-based compensation	-	-	3.0	-	-	-	3.0	-	3.0
Dividends to noncontrolling interests	-	-	-	-	-	-	-	(1.9)	(1.9)
Cash dividends declared ($0.16) per common share	-	-	-	-	-	(8.2)	(8.2)	-	(8.2)
Balance at August 31, 2024	49,424,731	$-	$906.7	$-	$(3.9)	$106.3	$1,009.1	$134.1	$1,143.2

	Controlling Interest

				Net	Accumulated
				Investment	Other
			Additional	by the	Comprehensive
	Common Shares		Paid-in	Former	Income (Loss),	Retained		Noncontrolling
	Shares	Amount	Capital	Parent	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2023	-	$-	$-	$1,031.1	$(2.1)	$-	$1,029.0	$125.6	$1,154.6
Net earnings	-	-	-	58.5	-	-	58.5	3.6	62.1
Other comprehensive loss	-	-	-	-	(8.2)	-	(8.2)	-	(8.2)
Transfers from the Former Parent, net	-	-	-	40.8	-	-	40.8	-	40.8
Dividends to noncontrolling interests	-	-	-	-	-	-	-	(1.9)	(1.9)
Balance at August 31, 2023	-	$-	$-	$1,130.4	$(10.3)	$-	$1,120.1	$127.3	$1,247.4

See condensed notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

Condensed Notes to CONSOLIDATED AND COMBINED Financial Statements

(Unaudited)

Note 1 – Description of the Business, The Separation, Agreements with the Former Parent and Separation Costs, and Basis of Presentation

The Separation

On December 1, 2023 (the “Distribution Date”) at 12:01 a.m., Eastern Time, Worthington Enterprises, Inc., then known as Worthington Industries, Inc. (the “Former Parent”) completed the spin-off its existing steel processing business, Worthington Steel, into a stand-alone publicly traded company. This was completed through the Separation, a tax-free pro rata distribution of 100% of the common shares of Worthington Steel to holders of record of Former Parent common shares as of the close of business on November 21, 2023, (the “Record Date”). Each holder of record of Former Parent common shares received one common share of Worthington Steel for every one Former Parent common share held at the close of business on the Record Date (the “Distribution”).

In connection with the Separation, Worthington Steel made a cash distribution to the Former Parent of $150.0 million from the issuances of certain debt (see Note 7 – Debt). Additionally, as part of the Separation, the Former Parent made a contribution of certain assets and liabilities, including $3.8 million of cash and cash equivalents, to Worthington Steel. The Former Parent retained no ownership interest in Worthington Steel following the Separation.

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

Direct and incremental costs incurred in connection with the Separation, including (a) fees paid to third parties for audit, advisory, and legal services to effect the Separation, (b) non-recurring employee-related costs, such as retention bonuses, and (c) non-recurring functional costs associated with shared corporate functions (collectively, the “Separation costs”) are presented separately in the Company’s consolidated and combined statements of earnings. Separation costs totaled $3.6 million during the first quarter of fiscal 2024. No Separation costs were incurred during the first quarter of fiscal 2025.

Basis of Presentation – Unaudited Consolidated and Combined Financial Statements

The Company’s financial statements for the periods until the Separation on December 1, 2023, are combined financial statements prepared on a carve-out basis as discussed below. The Company’s financial statements for the periods beginning on and after December 1, 2023, are consolidated financial statements based on the reported results of Worthington Steel as a stand-alone company. Accordingly, the third quarter of fiscal 2024, and thereafter, included consolidated and combined financial statements, whereas all prior periods included combined financial statements.

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

The income tax provision in the combined statements of earnings has been calculated as if the Company was operating on a stand-alone basis and filed separate tax returns in the jurisdictions in which it operates. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of the Company’s actual tax balances prior to or subsequent to the Separation.

Transactions and accounts which have occurred within the Company have been eliminated, based on historical intracompany activity. The Former Parent’s net investment in the Company’s operations, including intercompany transactions between the Former Parent and the Company, are reflected as Net Investment by the Former Parent on the accompanying consolidated and combined financial statements.

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

All other third party-debt and related interest expense not directly attributable to the Company have been excluded from the consolidated and combined financial statements because it is not the legal obligor of the debt and the borrowings are not specifically identifiable to the Company. Additionally, as described in “Note 15 – Related Party Transactions,” debt and related interest expense between the Former Parent and TWB has been attributed to the Company, as the Company was both the legal obligor and directly benefited from the borrowings.

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

The Former Parent utilized a centralized cash management program to manage cash for the majority of its entities. For entities that were enrolled in the program, all cash was swept into a cash pool. Accordingly, the cash and cash equivalents held by the Former Parent at the corporate level were not attributed to the Company for any of the periods presented. The Company’s foreign operations did not participate in the centralized cash management program. These cash amounts are specifically attributable to Worthington Steel and therefore are reflected in the accompanying consolidated balance sheets. Transfers of cash, both to and from the Former Parent’s centralized cash management program, are reflected as a component of Net Investment by the Former Parent on the accompanying consolidated balance sheets and as a financing activity on the accompanying consolidated and combined statements of cash flows.

Net Investment by the Former Parent

Net Investment by the Former Parent in the consolidated balance sheets and consolidated and combined statements of equity represents the Former Parent’s historical investment in the Company, the net effect of transactions with and allocations from the Former Parent, and the Company’s retained earnings. All transactions reflected in Net Investment by the Former Parent in the accompanying consolidated balance sheets have been considered as financing activities for purposes of the consolidated and combined statements of cash flows. For additional information, see “Basis of Presentation – Prior to Separation” above and “Note 15 – Related Party Transactions.”

Consolidated Subsidiaries and Investment in Unconsolidated Affiliate

The consolidated and combined financial statements include the accounts of Worthington Steel and its consolidated subsidiaries. Investments in unconsolidated affiliates are accounted for using the equity method. Material intercompany accounts and transactions are eliminated.

The Company owns controlling interests in the following three operating joint ventures: Spartan Steel Coating, L.L.C. (“Spartan”) (52%); TWB Company, L.L.C. (“TWB”) (55%); and Worthington Samuel Coil Processing, L.L.C. (“WSCP”) (63%). The Company also owns a controlling interest (51%) in Worthington Specialty Processing (“WSP”), which became a non-operating joint venture on October 31, 2022, when its remaining net assets were sold. These joint ventures are consolidated with the equity owned by the other joint venture members shown as noncontrolling interests in the Company’s consolidated balance sheets, and their portions of net earnings and other comprehensive income (loss) (“OCI”) shown as net earnings or comprehensive income attributable to noncontrolling interests in the Company’s consolidated and combined statements of earnings and comprehensive income, respectively.

The Company owns a noncontrolling interest (50%) in one unconsolidated joint venture: Serviacero Planos, S. de R.L. de C.V. (“Serviacero Worthington”). The Company’s investment in the unconsolidated affiliate is accounted for using the equity method with the Company’s proportionate share of income or loss recognized within equity in net income of unconsolidated affiliate (“equity income”) in its consolidated and combined statements of earnings. See further discussion of the Company’s unconsolidated affiliate in “Note 3 – Investment in Unconsolidated Affiliate.”

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

Concentration of Net Sales

The Company sells its products and services to a diverse customer base and a broad range of end markets. The automotive industry is the largest end market for the Company with sales representing 51% of its consolidated net sales for the first quarter of fiscal 2025 and 54% of its combined net sales for the first quarter of fiscal 2024. Sales to one automotive customer represented 13.3% of consolidated net sales for the first quarter of fiscal 2025 and 16.5% of combined the first quarter of fiscal 2024.

Preparation of Financial Statements Including the Use of Estimates

These unaudited consolidated and combined financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature except those which have been disclosed elsewhere in this Form 10-Q, necessary for a fair presentation of the consolidated and combined financial statements for these interim periods, have been included. Operating results for the first quarter of fiscal 2025 are not necessarily indicative of the results that may be expected for the entirety of fiscal 2025 or any other quarter. Refer to the consolidated and combined financial statements and notes thereto included in the 2024 Form 10-K for further information on the preparation of financial statements including the use of estimates.

The preparation of consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated and combined financial statements and accompanying notes. Actual results could differ materially from those estimates.

Note 2 – Revenue Recognition

The Company recognizes revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration it expects to receive for those goods or services, including any variable consideration.

The Company generates revenue by processing steel to the precise type, thickness, length, width, shape, and surface quality required by customer specification. The Company can also toll process steel for steel mills, large end-users and service centers. Toll processing revenue is recognized over time. All other revenue is recognized at a point in time, generally upon shipment to the customer.

The following table summarizes net sales by product class for the periods presented:

	Three Months Ended
	August 31,	August 31,
(In millions)	2024	2023
Product class
Direct	$789.9	$869.5
Toll	44.1	36.3
Total	$834.0	$905.8

The following table summarizes the unbilled receivables at the dates indicated:

		August 31,	May 31,
(In millions)	Balance Sheet Classification	2024(1)	2024(1)
Unbilled receivables	Receivables	$5.2	$5.6

(1)
There were no contract assets at either of the dates indicated above.

Note 3 – Investment in Unconsolidated Affiliate

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

The Company did not receive any distributions from Serviacero Worthington during either of the three months ended August 31, 2024 or August 31, 2023.

The following tables summarize certain financial information of Serviacero Worthington as of the dates, and for the periods, presented:

	August 31,	May 31,
(In millions)	2024	2024
Cash and cash equivalents	$8.3	$5.7
Other current assets	260.1	274.7
Noncurrent assets	57.5	58.3
Total assets	$325.9	$338.7

Current liabilities	49.3	64.7
Other noncurrent liabilities	5.1	5.2
Equity	271.5	268.8
Total liabilities and equity	$325.9	$338.7

	Three Months Ended
	August 31,	August 31,
(In millions)	2024	2023
Net sales	$148.5	$151.9
Gross margin	15.6	21.3
Operating income	11.7	17.9
Depreciation and amortization	1.1	1.0
Interest expense	—	—
Income tax expense	6.8	0.7
Net earnings	2.6	17.9

The following table presents the net earnings of Serviacero Worthington attributable to the Company for the periods presented:

	Three Months Ended
	August 31,	August 31,
(In millions)	2024	2023
Equity in net income of unconsolidated affiliate	$1.3	$9.0

Note 4 – Impairment of Long-Lived Assets

Fiscal 2024

During the first quarter of fiscal 2023, the Company committed to plans to liquidate certain fixed assets at WSCP’s toll processing facility in Cleveland, Ohio. During the first quarter of fiscal 2024, in accordance with the applicable accounting guidance, the Company lowered the estimate of fair value less costs to sell to reflect the expected scrap value of the WSCP toll processing equipment to $0.2 million, resulting in a pre-tax impairment charge of $1.4 million.

Note 5 – Contingent Liabilities and Commitments

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

Note 6 – Guarantees

The Company does not have guarantees that it believes are reasonably likely to have a material current or future effect on its consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Note 7 – Debt

The following table summarizes the Company’s debt outstanding at August 31, 2024, and May 31, 2024:

	August 31,	May 31,
(In millions)	2024	2024
Short-term borrowings and current maturities
Revolving credit facility	$122.2	$148.0
Total short-term borrowings and current maturities	$122.2	$148.0

There were no long-term borrowings at either August 31, 2024 or May 31, 2024.

The following table provides the maturities of long-term debt and short-term borrowings in the next five fiscal years and the remaining years thereafter as of August 31, 2024:

(In millions)
Fiscal 2025	$122.2
Fiscal 2026	-
Fiscal 2027	-
Fiscal 2028	-
Fiscal 2029	-
Thereafter	-
Total	$122.2

Revolving Credit Facility

On November 30, 2023, the Company entered into a senior secured revolving credit facility scheduled to mature on November 30, 2028, with a group of lenders (the “Credit Facility”). The Credit Facility allows for borrowings of up to $550.0 million, to the extent secured by eligible accounts receivable and inventory balances at period end, which consist primarily of U.S. dollar denominated account balances. At August 31, 2024 and May 31, 2024, there were $122.2 million and $148.0 million of outstanding borrowings drawn against the Credit Facility, respectively, leaving a borrowing capacity of $427.8 million and $402.0 million, respectively, subject to the eligible borrowing base, available for use. Individual amounts drawn under the Credit Facility accrue interest at rates equal to an applicable margin over the one-, three-, or six-month term SOFR Rate, plus a SOFR adjustment. The Company incurred approximately $2.7 million of issuance costs, of which $2.5 million will be amortized to interest expense over the expected five-year Credit Facility term and are reflected in other assets.

The Credit Facility permits borrowings under two types of borrowing mechanisms: (i) Term SOFR Rate Loans and (ii) a swing loan. The Term SOFR Rate Loans permit the Company to draw a specific principal amount for a defined maturity of up to six months with the interest rate determined at the time of the draw, which equals an applicable margin over the applicable term SOFR Rate, plus a SOFR adjustment. Each Term SOFR Rate Loan has an individual, unique identifier and is distinguishable from the other Term SOFR Rate Loans drawn by the Company. At the end of each relevant interest period, the Company has the option to continue the same interest period for such Term SOFR Rate Loan or the Company can request a conversion to a new interest period for such Term SOFR Rate Loan. If no notice is given by the Company, the Term SOFR Rate Loan is deemed to continue with the same interest period.

The swing loan permits the Company to draw on the Credit Facility at any time up to a maximum of the greater of (i) $55 million or (ii) 10% of the then-maximum amount of the Credit Facility. The swing loan interest rate is variable based upon the interest rate market. As of August 31, 2024 and May 31, 2024, the swing loan rate was equal to 9.0%. Any amounts drawn on the swing loan mature on the same date as the maturity of the Credit Facility; however, it has been the practice of the Company to repay the outstanding draws on the swing loan within a short-term period.

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

As of August 31, 2024 and May 31, 2024, the weighted average interest rate on the outstanding interest-bearing debt under the Credit Facility was 7.03% and 6.92%, respectively.

Term Loan Facility with the Former Parent

On June 8, 2021, TWB entered into a $50.0 million term loan agreement (the “TWB Term Loan”) with a subsidiary of the Former Parent that matured in annual installments through May 31, 2024. The proceeds were used by TWB to finance the Shiloh U.S BlankLight purchase price. This note accrued interest at a rate of 5.0% per annum. The borrowings were the legal obligation of TWB and required settlement, in cash, in accordance with the TWB Term Loan. As such, the debt and related interest was attributed to the Company in the consolidated and combined financial statements prior to the Separation.

The Former Parent’s note receivable associated with the TWB Term Loan was contributed to the Company in connection with the Separation on December 1, 2023. As a result, the TWB Term Loan balance was eliminated in consolidation following the Separation, which resulted in a zero balance as of May 31, 2024 in the consolidated balance sheet.

Other – Tempel China

Tempel controls a subsidiary in China (“Tempel China”), and Tempel China utilizes three short-term loan facilities, which are used to finance steel purchases, and are collateralized by Tempel China property and equipment. Borrowings outstanding under the facilities had a zero balance at August 31, 2024 and May 31, 2024.

One facility with capacity of CNY 10.0 million (approximately USD $1.4 million) matured on March 13, 2024. This facility was not subsequently renewed. As of August 31, 2024 and May 31, 2024, the remaining two facilities have an aggregate facility size of CNY 90.0 million (approximately USD $12.7 million and $12.4 million, respectively), and mature on December 31, 2024.

Other – Tempel India

Tempel controls a subsidiary in India (“Tempel India”) which has two individual credit arrangements with separate financial institutions, each of which contain a line of credit, secured by applicable Tempel India current assets and fixed assets, and standby letters of credit/letters of guarantee. One credit facility matures on November 19, 2024, and the other credit facility matures on January 9, 2025. The lines of credit have an aggregate facility size of INR 600.0 million (approximately USD $7.2 million, as of both August 31, 2024 and May 31, 2024), subject to adjustment pursuant to a borrowing base. Interest is payable monthly and will accrue on the outstanding balance according to the lenders’ base lending rate plus an applicable margin as determined by the lender. As of August 31, 2024 and May 31, 2024, no amounts under the line of credit facilities were due to the financial institutions.

The standby letters of credit have an aggregate facility size of INR 1,000.0 million (approximately USD $11.9 million and $12.0 million, as of August 31, 2024 and May 31, 2024, respectively). As of August 31, 2024 and May 31, 2024, no amounts under the facilities were due to the financial institutions. The purchases, made in the normal course of business that are supported by the letters of credit, are recorded in accounts payable in the consolidated balance sheets as of August 31, 2024 and May 31, 2024.

Accounts Receivable Securitization

On June 29, 2023, the Company terminated the revolving trade accounts receivable securitization facility (the “AR Facility”) because it was no longer needed. No early termination or other similar fees or penalties were paid in connection with the termination of the AR Facility.

Note 8 – Other Comprehensive Income (Loss)

The following table summarizes the tax effects on each component of OCI for the periods presented:

	Three Months Ended
	August 31, 2024			August 31, 2023
(In millions)	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
Foreign currency translation	$2.1	$-	$2.1	$(0.7)	$-	$(0.7)
Cash flow hedges	0.1	-	0.1	(9.7)	2.2	(7.5)
Other comprehensive income (loss)	$2.2	$-	$2.2	$(10.4)	$2.2	$(8.2)

Note 9 – Equity

In connection with the Separation, during the second quarter of fiscal 2024, the Company performed a stock split that resulted in 49.3 million outstanding common shares, all of which were held by the Former Parent at November 30, 2023. For additional information, see “Note 1 – Description of Business, The Separation, Agreements with the Former Parent and Separation Costs, and Basis of Presentation.”

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) (“AOCI”) for the periods presented:

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
(In millions)	Translation	Adjustment	Hedges	Loss
Balance at May 31, 2024	$(11.9)	$8.4	$(2.6)	$(6.1)
Other comprehensive income (loss) before reclassifications	2.1	-	(2.5)	(0.4)
Reclassification adjustments to net earnings (1)	-	-	2.6	2.6
Income tax effect	-	-	-	-
Balance at August 31, 2024	$(9.8)	$8.4	$(2.5)	$(3.9)

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
(In millions)	Translation	Adjustment	Hedges	Loss
Balance at May 31, 2023	$(10.6)	$6.0	$2.5	$(2.1)
Other comprehensive loss before reclassifications	(0.7)	-	(1.7)	(2.4)
Reclassification adjustments to net earnings (1)	-	-	(8.0)	(8.0)
Income tax effect	-	-	2.2	2.2
Balance at August 31, 2023	$(11.3)	$6.0	$(5.0)	$(10.3)

The consolidated and combined statement of earnings classification of amounts reclassified to net income include:

(1)
Cash flow hedges – See the disclosure in “Note 13 – Derivative Financial Instruments and Hedging Activities.”

Note 10 – Income Taxes

The Company’s effective income tax rate was 12.3% and 22.6% for the first quarter of fiscal 2025 and the first quarter of fiscal 2024, respectively. The effective tax rate for the first quarter of fiscal 2025 differed from the statutory rate primarily due to recognizing a discrete tax item for a pre-acquisition tax matter at Tempel. The effective tax rate for the first quarter of fiscal 2024 differed from the statutory rate primarily due to non-deductible executive compensation, foreign derived intangible income, and the effects of foreign tax rate differences.

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items and excludes any impact from the inclusion of net earnings attributable to noncontrolling interests in the consolidated and combined statements of earnings. Net earnings attributable to noncontrolling interests are a result of the Company’s consolidated joint ventures. The net earnings attributable to the noncontrolling interests in the U.S. operations of the Company’s consolidated joint ventures do not generate tax expense to the Company since the investors are taxed directly based on the earnings attributable to the investors. The tax expense of TWB’s wholly owned foreign subsidiaries is reported in the consolidated and combined income tax expense. Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. The Company’s actual effective income tax rate for fiscal 2025 could be materially different from the forecasted rate as of August 31, 2024.

Note 11 – Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share attributable to controlling interest for the periods presented:

	Three Months Ended
	August 31,	August 31,
(In millions, except per common share amounts)	2024	2023
Numerator (basic & diluted):
Net earnings attributable to controlling interest -
income available to common shareholders	$28.4	$58.5
Denominator:
Basic earnings per common share attributable to
controlling interest – weighted average common shares	49.4	49.3
Effect of dilutive securities	1.0	-
Diluted earnings per common share attributable to
controlling interest – adjusted weighted average common shares	50.4	49.3

Basic earnings per common share attributable to controlling interest	$0.57	$1.19
Diluted earnings per common share attributable to controlling interest	$0.56	$1.19

Anti-dilutive non-qualified stock options and restricted common share awards(1)	0.1	-

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

Note 12 – Acquisitions

Fiscal 2024

Voestalpine Automotive Components Nagold GmbH & Co. KG (Voestalpine Nagold)

On November 16, 2023, the Company acquired Voestalpine Automotive Components Nagold GmbH & Co. KG (“Voestalpine Nagold”), including its lamination stamping facility in Nagold, Germany and related assets, for net cash consideration of $21.0 million and the assumption of a $0.9 million pension liability. Voestalpine Nagold produces automotive and electrical steel lamination stampings in Europe. The total purchase consideration was preliminarily allocated primarily to tangible assets, consisting of $12.3 million of property, plant and equipment and $9.0 million of net working capital, with $0.6 million recognized as goodwill.

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

Note 13 – Derivative Financial Instruments and Hedging Activities

The Company utilizes derivative financial instruments to primarily manage exposure to certain risks related to its ongoing operations. The primary risks managed through the use of derivative financial instruments are commodity price risk and foreign currency exchange risk. While certain of the Company’s derivative financial instruments are designated as hedging instruments, the Company also enters into derivative financial instruments that are designed to hedge a risk, but are not designated as hedging instruments and, therefore, do not qualify for hedge accounting. These derivative financial instruments are adjusted to current fair value through earnings at the end of each period.

Commodity Price Risk Management – The Company is exposed to changes in the price of certain commodities, including steel, zinc and other raw materials, and the Company’s utility requirements. The Company’s objective is to reduce earnings and cash flow volatility associated with forecasted purchases and sales of these commodities to allow management to focus its attention on business operations. Accordingly, the Company enters into derivative financial instruments to manage the associated price risk.

Foreign Currency Exchange Risk Management – The Company conducts business in several major international currencies and is, therefore, subject to risks associated with changing foreign currency exchange rates. The Company uses foreign currency forward contracts to protect against exchange rate movements for forecasted cash flows, primarily operating expenses denominated in currencies other than the functional currency. Such contracts limit exposure to both favorable and unfavorable foreign currency exchange rate fluctuations. The translation of foreign currencies into U.S. dollars also subjects the Company to exposure related to fluctuating foreign currency exchange rates; however, derivative financial instruments are not used to manage this risk.

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

Refer to “Note 14 – Fair Value” for additional information regarding the accounting treatment for the Company’s derivative financial instruments, as well as how fair value is determined.

The following table summarizes the fair value of the derivative financial instruments and the respective lines in which they were recorded in the consolidated balance sheet at August 31, 2024:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(In millions)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$0.2	Accounts payable	$1.3
Commodity contracts	Other assets	-	Other liabilities	-
Subtotal		0.2		1.3

Foreign currency exchange contracts	Receivables	-	Accounts payable	0.1
Total		$0.2		$1.4

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$2.6	Accounts payable	$3.8
Commodity contracts	Other assets	-	Other liabilities	-
Subtotal		2.6		3.8

Foreign currency exchange contracts	Receivables	-	Accounts payable	-
Total		$2.6		$3.8

Total derivative financial instruments		$2.8		$5.2

GAAP permits an entity to present derivative financial instruments assets and liabilities on a net basis on the balance sheet, provided a right of offset exists and/or when they are subject to a master netting arrangement. The Company’s policy is to record derivative financial instruments on a net basis where the Company has an executed master netting arrangement with counterparties as well as where the right of offset exists. The amounts in the table above reflect the fair value of the derivative financial instruments on a net basis where allowable under master netting arrangements. Had these amounts been recognized on a gross basis, the impact would have been a $0.3 million increase in receivables with a corresponding increase in accounts payable.

The following table summarizes the fair value of the derivative financial instruments and the respective lines in which they were recorded in the consolidated balance sheet at May 31, 2024:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(In millions)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$0.2	Accounts payable	$1.9
Commodity contracts	Other assets	-	Other liabilities	-
Total		$0.2		$1.9

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$3.4	Accounts payable	$2.5
Commodity contracts	Other assets	-	Other liabilities	-
Total		$3.4		$2.5

Total derivative financial instruments		$3.6		$4.4

The amounts in the table above reflect the fair value of the derivative financial instruments on a net basis where allowable under master netting arrangements. Had these amounts been recognized on a gross basis, the impact would have been a $2.6 million increase in receivables with a corresponding increase in accounts payable.

Cash Flow Hedges

The Company enters into derivative financial instruments to hedge its exposure to changes in cash flows attributable to commodity price and foreign currency exchange rate fluctuations associated with certain forecasted transactions. These derivative financial instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on each of these derivative financial instruments is reported as a component of OCI and reclassified into earnings in the same line associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative financial instrument is recognized in earnings immediately.

The following table summarizes the Company’s cash flow hedges outstanding at August 31, 2024:

	Notional
(In millions)	Amount	Maturity Date
Commodity contracts	$9.8	September 2024 – September 2025
Foreign currency exchange contracts	$7.4	September 2024 – January 2025

The following table summarizes the Company’s cash flow hedges outstanding at May 31, 2024:

	Notional
(In millions)	Amount	Maturity Date
Commodity contracts	$24.5	June 2024 – September 2025

The following table summarizes the loss recognized in OCI and the gain (loss) reclassified from AOCI into net earnings for derivative financial instruments designated as cash flow hedges for the periods presented:

(In millions)	Loss Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Net Earnings	Gain (Loss) Reclassified from AOCI into Net Earnings
For the three months ended August 31, 2024:
Commodity contracts	$(2.4)	Cost of goods sold	$(2.6)
Foreign currency exchange contracts	(0.1)	Cost of Goods Sold/SG&A	-
Total	$(2.5)		$(2.6)

For the three months ended August 31, 2023:
Commodity contracts	$(1.7)	Cost of goods sold	$8.0
Total	$(1.7)		$8.0

The estimated net amount of the losses recognized in AOCI at August 31, 2024, expected to be reclassified into net earnings within the succeeding 12 months is $2.5 million (net of tax of $0.8 million). This amount was computed using the fair value of the cash flow hedges at August 31, 2024, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2025 and May 31, 2026.

Economic (Non-designated) Hedges

The Company enters into certain commodity contracts that do not qualify for hedge accounting treatment. Accordingly, these derivative financial instruments are adjusted to current market value at the end of each period through gain (loss) recognized in earnings.

The following table summarizes the Company’s economic (non-designated) derivative financial instruments outstanding at August 31, 2024:

	Notional
(In millions)	Amount	Maturity Date(s)
Commodity contracts	$17.3	September 2024 – November 2025

The following table summarizes the Company’s economic (non-designated) derivative financial instruments outstanding at May 31, 2024:

	Notional
(In millions)	Amount	Maturity Date(s)
Commodity contracts	$22.4	June 2024 – March 2025

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments for the periods presented:

		Gain (Loss) Recognized
		In Earnings for the
		Three Months Ended
	Location of Gain (Loss)	August 31,	August 31,
(In millions)	Recognized in Earnings	2024	2023
Commodity contracts	Cost of goods sold	$(2.8)	$0.5
Total		$(2.8)	$0.5

Note 14 – Fair Value

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

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 – Unobservable inputs for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability and that are significant to the fair value of the assets and liabilities (i.e., allowing for situations in which there is little or no market activity for the asset or liability at the measurement date).

Recurring Fair Value Measurements

At August 31, 2024, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative financial instruments (1)	$-	$2.8	$-	$2.8
Total assets	$-	$2.8	$-	$2.8

Liabilities
Derivative financial instruments (1)	$-	$5.2	$-	$5.2
Total liabilities	$-	$5.2	$-	$5.2

(1)
The fair value of the Company’s derivative financial instruments is based on the present value of the expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Market observable, Level 2 inputs are used to determine the present value of the expected future cash flows. Refer to “Note 13 – Derivative Financial Instruments and Hedging Activities” for additional information regarding the use of derivative financial instruments.

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

(1)
The fair value of the Company’s derivative financial instruments is based on the present value of the expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Market observable, Level 2 inputs are used to determine the present value of the expected future cash flows. Refer to “Note 13 – Derivative Financial Instruments and Hedging Activities” for additional information regarding the use of derivative financial instruments.

Non-Recurring Fair Value Measurements

At August 31, 2024 and May 31, 2024, there were no material assets measured at fair value on a non-recurring basis on the consolidated balance sheet.

The fair value of non-derivative financial instruments, including cash and cash equivalents, receivables, income taxes receivable, other assets, accounts payable, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities, approximate carrying value due to their short-term nature.

The remaining carrying value of debt was $122.2 million and $148.0 million at August 31, 2024 and May 31, 2024, respectively, and relates to the Credit Facility, which due to its short-term nature, approximates fair value.

Note 15 – Related Party Transactions

Prior to the Separation, the Company was managed and operated in the normal course of business by the Former Parent. Transactions through November 30, 2023, between the Former Parent and the Company have been accounted for as related party transactions in the accompanying consolidated and combined financial statements, as described below.

Subsequent to the Separation, transactions between the Former Parent and the Company were accounted for under GAAP, including those subject to agreements entered into with the Former Parent. See “Note 1 – Description of Business, The Separation, Agreements with the Former Parent and Separation Costs, and Basis of Presentation” for additional information. The material related party transactions have been disclosed below.

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

The Company’s allocated expenses from the Former Parent, which are substantially recorded in SG&A in the consolidated and combined statements of earnings, were $19.0 million for the three months ended August 31, 2023.

Following the Separation, the Company independently incurs expenses as a stand-alone company and corporate expenses from the Former Parent are no longer allocated to the Company; therefore, no related amounts were reflected on the Company's consolidated and combined financial statements for the three months ended August 31, 2024.

Attribution of Separation Costs

Separation costs that were incurred by the Former Parent that were directly attributed to the Company to the extent incurred to its direct benefit are presented separately in the consolidated and combined statements of earnings.

Following the Separation, the Company incurred incremental costs related to the Separation, which are reflected on the Company's consolidated and combined statements of earnings. See “Note 1 – Description of Business, The Separation, Agreements with the Former Parent and Separation Costs, and Basis of Presentation” for additional information.

Net Sales to the Former Parent

Prior to the Separation, the Company’s net sales to the Former Parent were considered sales on a carve-out basis, and were included within the net sales within the combined statements of earnings. Net sales to the Former Parent totaled $24.5 million for the three months ended August 31, 2023.

Following the Separation, the majority of the Company’s net sales to the Former Parent are subject to the long-term Steel Supply Agreement and are included within the net sales within the consolidated statement of earnings. Net sales to the Former Parent totaled $15.9 million for the three months ended August 31, 2024.

Due to/from the Former Parent

Cash was managed centrally prior to the Separation, so long-term intercompany financing arrangements were used to fund expansion or certain working capital needs. Excluding the TWB Term Loan discussed in “Note 7 – Debt”, debt resulting from these long-term intercompany financing arrangements has been reflected in Net Investment by the Former Parent within equity as applicable in fiscal 2024.

The Former Parent’s note receivable associated with the TWB Term Loan, which matured in annual installments through May 31, 2024, was contributed to the Company in connection with the Separation on December 1, 2023. As a result, the TWB Term Loan balance was eliminated in consolidation following the Separation.

The corresponding interest expense, which accrued at a rate of 5.0% per annum, was $0.3 million for the three months ended August 31, 2023. Refer to “Note 7 – Debt” for additional information.

As of August 31, 2024 and May 31, 2024, the outstanding accounts receivable balance with the Former Parent equaled $7.3 million and $9.7 million, respectively, as a result of the net sales to the Former Parent described above.

Net Investment by the Former Parent

Prior to the Separation, related party transactions between the Former Parent and the Company have been included within Net Investment by the Former Parent in the combined balance sheet in the periods presented as these related party transactions were part of the centralized cash management program and were not settled in cash. Net Investment by the Former Parent in the combined balance sheet and combined statements of equity represents the Former Parent’s historical investment in the Company, the net effect of transactions with and allocations from the Former Parent, and the Company’s retained earnings.

Net transfers from/(to) the Former Parent, excluding the $150.0 million distribution, are included within Net Investment by the Former Parent. Additionally, as part of the Separation in the third quarter of fiscal 2024, the Former Parent made a contribution of certain assets and liabilities, including $3.8 million of cash and cash equivalents, to Worthington Steel. There were no subsequent transactions within Net Investment by the Former Parent. The reconciliation of total net transfers to and from the Former Parent to the corresponding amount presented in the Consolidated and Combined Statement of Cash Flows are as follows:

	Three Months Ended
	August 31,	August 31,
(In millions)	2024	2023
Total net transfers from/(to) the Former Parent per consolidated and combined changes in equity	$-	$40.8
Less: depreciation expense allocated from the Former Parent	-	0.6
Less: stock-based compensation	-	2.8
Total net transfers from/(to) the Former Parent per consolidated and combined statement of cash flows	$-	$37.4

Note 16 – Subsequent Events

On September 25, 2024, Worthington Steel's Board of Directors (the “Board”) declared a quarterly cash dividend of $0.16 per common share payable on December 27, 2024, to shareholders of record at the close of business on December 13, 2024.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, all Note references contained in this MD&A refer to the Notes to Consolidated and Combined Financial Statements included in “Part I – Item 1. – Financial Statements” of this Form 10-Q.

Introduction

The following discussion and analysis of market and industry trends, business developments, and the results of our operations and financial position, should be read in conjunction with our consolidated and combined financial statements and notes thereto included in “Part I – Item 1. – Financial Statements” of this Form 10-Q. The 2024 Form 10-K includes additional information about our business, operations and consolidated and combined financial position and should be read in conjunction with this Form 10-Q. This MD&A is designed to provide a reader with material information relevant to an assessment of our financial condition and results of operations and to allow investors to view the Company from the perspective of management.

Basis of Presentation

Worthington Steel was formed as an Ohio corporation on February 28, 2023, for the purpose of receiving, pursuant to a reorganization, all of the outstanding equity interests of the steel processing business of the Former Parent. On December 1, 2023, the Separation was completed and Worthington Steel became an independent, publicly traded company. Our financial statements for the periods until the Separation on December 1, 2023, are combined financial statements prepared on a carve-out basis. Our financial statements for the periods beginning on and after December 1, 2023, are consolidated financial statements based on our reported results as a stand-alone company. Accordingly, the third quarter of fiscal 2024, and thereafter, included consolidated and combined financial statements, whereas all prior periods included combined financial statements. For additional information, see “Note 1 – Description of Business, The Separation, Agreements with the Former Parent and Separation Costs, and Basis of Presentation.”

Business Overview

We are one of North America’s premier value-added metals processors with the ability to provide a diversified range of products and services that span a variety of end markets. We maintain market leading positions in the North American carbon flat-rolled steel and tailor welded blank industries and are one of the largest global producers of electrical steel laminations. For nearly 70 years, we have been delivering high quality steel processing capabilities across a variety of end-markets including automotive, heavy truck, agriculture, construction, and energy. With the ability to produce customized steel solutions, we aim to be the preferred value-added steel processor in the markets we serve by delivering highly technical, customer specified solutions, while also providing advanced materials support. Our scale and operating footprint allow us to achieve an advantaged cost structure and service platform supported by a strategic operating footprint. We serve our customers primarily by processing flat-rolled steel coils, which we source primarily from various North American steel mills, into the precise type, thickness, length, width, shape, and surface quality required by customer specifications. We sell steel on a direct basis, whereby we are exposed to the risk and rewards of ownership of the material while in our possession. Additionally, we toll process steel under a fee for service arrangement whereby we process customer-owned material. Our manufacturing facilities further benefit from the flexibility to scale between direct and tolling services based on demand dynamics throughout the year.

Our operations are managed principally on a products and services basis under a single group organizational structure. We own controlling interests in the following operating joint ventures: Spartan, TWB, and WSCP. We also own a controlling interest in WSP, which became a non-operating joint venture in October 2022, when we completed the divestiture of its remaining net assets. The net assets and operating results of these joint ventures are consolidated with the equity owned by the minority joint venture member shown as “Noncontrolling interests” in our consolidated balance sheets, and the noncontrolling interest in net earnings and OCI shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated and combined statements of earnings and consolidated and combined statements of comprehensive income (loss), respectively. Our remaining joint venture, Serviacero Worthington, is unconsolidated and accounted for using the equity method.

Recent Business Development

•
On September 25, 2024, the Board declared a quarterly cash dividend of $0.16 per common share payable on December 27, 2024 to shareholders of record at the close of business on December 13, 2024.

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

General Economic and Market Conditions

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of net sales by end market for the three months ended August 31, 2024, and August 31, 2023 is illustrated below:

	Three months ended
	August 31,	August 31,
	2024	2023
Automotive	51%	54%
Construction	11%	11%
Machinery & Equipment	9%	9%
Agriculture	4%	4%
Heavy Trucks	4%	6%
Other	21%	16%
Total	100%	100%

The automotive industry is one of the largest consumers of flat-rolled steel in North America, and thus the largest end market for us and our unconsolidated joint venture, Serviacero Worthington. North American vehicle production, including Ford, General Motors and Stellantis North America (the “Detroit Three Automakers”), is a leading indicator of automotive demand. North American vehicle production, as well as the Detroit Three Automakers vehicle production, was down in the first quarter of fiscal 2025 compared to the same period in fiscal 2024.

Our remaining net sales are to other markets such as agricultural, appliance, construction, container, energy, heavy truck, HVAC, industrial electric motor, generator, and transformer. Given the many different products that make up our net sales and the wide variety of end markets we serve, it is very difficult to isolate the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. gross domestic product growth (“U.S. GDP”) is a reasonable macroeconomic indicator for analyzing the demand of our end markets other than the automotive industry. U.S. GDP has shown moderate growth in the face of sustained, elevated interest rates.

The previously seen inflationary pressures largely subsided during the first quarter of fiscal 2025, as compared to the levels experienced over the past fiscal years. Nonetheless, the elevated interest rates over the first quarter of fiscal 2025 contributed to high borrowing costs. The U.S. Federal Reserve lowered the benchmark interest rate subsequent to the ending of the first quarter of fiscal 2025 in response to fading inflation. Thus, the impacts of such a decision were not reflected in our first quarter of 2025 results, as we had not yet benefited from the recent lowering of the benchmark interest rate.

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended
	August 31,	August 31,
	2024	2023 (1)	Inc/ (Dec)
U.S. GDP (% growth year-over-year)	3.1%	2.2%	0.9%
Hot-Rolled Steel ($ per ton) (2)	$690	$879	$(189)
Detroit Three Auto Build (000's vehicles) (3)	1,548	1,768	(220)
No. America Auto Build (000's vehicles) (3)	3,708	3,979	(271)
Zinc ($ per pound) (4)	$1.27	$1.09	$0.18
Natural Gas ($ per mcf) (5)	$2.38	$2.57	$(0.19)
On-Highway Diesel Fuel Prices ($ per gallon) (6)	$3.72	$4.02	$(0.30)

(1)
2024 figures are based on revised actuals
(2)
CRU Hot-Rolled Coil (HRC) Index: period average
(3)
S&P Global
(4)
LME Zinc; period average
(5)
NYMEX Henry Hub Natural Gas; period average
(6)
Energy Information Administration; period average

Sales to one automotive customer represented 13.3% and 16.5% of our consolidated and combined net sales during the first quarter of fiscal 2025 and fiscal 2024, respectively. Sales to the Detroit Three automakers represented 32.1% and 33.9% of our consolidated and combined net sales during the first quarter of fiscal 2025 and fiscal 2024, respectively. While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers.

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

The market price of our products is closely related to the price of HRC. The price of benchmark HRC is primarily affected by the demand for steel and the cost of raw materials. Steel prices declined in the first and second quarters of fiscal 2024 before increasing in the third quarter and again declining in the fourth quarter. Over fiscal 2024, the decreases in prices in the first, second and fourth quarters more than offset the increase in prices in the third quarter, which resulted in the fiscal 2024 average price being lower as compared to fiscal 2023. Steel pricing continued to decline during the first quarter of fiscal 2025, resulting in estimated inventory holding losses of $16.6 million. With the recent price declines, we expect inventory holding losses will continue in the second quarter of fiscal 2025, but at a lesser extent compared to the first quarter of fiscal 2025.

To manage our exposure to market risk, we attempt to negotiate the best prices for steel and to competitively price products and services to reflect the fluctuations in market prices. Derivative financial instruments have been used to manage a portion of our exposure to fluctuations in the cost of steel. These contracts covered periods commensurate with known or expected exposures throughout the periods presented. The derivative financial instruments were executed with highly rated financial institutions.

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2025 (first quarter), fiscal 2024, and fiscal 2023:

	Fiscal Year
(Dollars per ton) (1)	2025	2024	2023
1st Quarter	$690	$879	$978
2nd Quarter	N/A	$747	$742
3rd Quarter	N/A	$1,030	$720
4th Quarter	N/A	$809	$1,116
Annual Avg.	$690	$866	$889

(1)
CRU Hot-Rolled Index: period average

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

Results of Operations

First Quarter – Fiscal 2025 Compared to Fiscal 2024

The following table presents a review of the results of operations for the three months ended August 31, 2024, and August 31, 2023.

	Three Months Ended
	August 31,	August 31,	Increase/
(In millions, except volume and per common share amounts)	2024	2023	(Decrease)
Volume (tons)	994,093	1,023,545	(29,452)
Net sales	$834.0	$905.8	$(71.8)
Operating income	43.4	69.7	(26.3)
Equity income	1.3	9.0	(7.7)
Net earnings attributable to controlling interest	28.4	58.5	(30.1)
Earnings per diluted common share attributable to controlling interest (1)	$0.56	$1.19	$(0.63)

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

Net sales totaled $834.0 million in the first quarter of fiscal 2025, down $71.8 million, compared to the first quarter of fiscal 2024. The decrease was primarily due to a 6% decrease in direct selling prices and a 4% decrease in direct tons sold in the first quarter of fiscal 2025 compared to the prior year quarter. This was partially offset by more favorable mix within toll tons sold. The mix of direct versus toll volumes was 56% to 44% in the first quarter of fiscal 2025 and the prior year quarter.

Gross Margin

	Three Months Ended
	August 31,	% of	August 31,	% of	Increase/
(In millions)	2024	Net sales	2023	Net sales	(Decrease)
Gross margin	$100.4	12.0%	$128.5	14.2%	$(28.1)

Gross margin decreased $28.1 million over the prior year quarter to $100.4 million, primarily due to unfavorable direct spreads (sales less material costs) and lower direct volume. Direct spreads, excluding the Voestalpine Nagold acquisition, down $23.8 million, were impacted by a $32.1 million unfavorable change from an estimated $15.5 million inventory holding gain in the first quarter of fiscal 2024 compared to estimated $16.6 million inventory holding loss in the first quarter of fiscal 2025. The impact of lower direct volumes was largely offset by improved mix within toll processing in the current year quarter compared with the prior year quarter.

Selling, General and Administrative Expense

	Three Months Ended
	August 31,	% of	August 31,	% of	Increase/
(In millions)	2024	Net sales	2023	Net sales	(Decrease)
Selling, general and administrative expense	$57.0	6.8%	$53.8	5.9%	$3.2

SG&A increased $3.2 million over the prior year quarter primarily due to increased wage and benefit costs as well as costs of being a stand-alone company following the Separation.

Other Operating Items

	Three Months Ended
	August 31,	August 31,	Increase/
(In millions)	2024	2023	(Decrease)
Impairment of long-lived assets	$-	$1.4	$(1.4)
Separation costs	-	3.6	(3.6)

Impairment of long-lived assets in the first quarter of fiscal 2024 was driven by changes in the estimated fair market value less cost to sell related to ongoing efforts to divest certain production equipment of our former toll processing facility in Cleveland, Ohio. Refer to “Note 4 – Impairment of Long-Lived Assets” for additional information.

Separation costs decreased by $3.6 million in the first quarter of fiscal 2025 as the Separation was finalized on December 1, 2023, which was the first day of the third quarter of fiscal 2024. No additional Separation costs are expected subsequent to fiscal 2024, and no additional Separation costs were recognized in the first quarter of fiscal 2025. Refer to “Note 1 – Description of Business, The Separation, Agreements with the Former Parent and Separation Costs, and Basis of Presentation” for additional information.

Miscellaneous Income (Expense), Net

	Three Months Ended
	August 31,	August 31,	Increase/
(In millions)	2024	2023	(Decrease)
Miscellaneous income (expense), net	$(5.9)	$0.9	$(6.8)

Miscellaneous income (expense), net decreased $6.8 million from the prior year quarter primarily due to $4.4 million of expense related to the first quarter fiscal 2025 recognition of a tax indemnity payable to the former owners of Tempel Steel Company (“Tempel”) associated with the final favorable ruling in a pre-acquisition tax matter in one of the jurisdictions in which Tempel operates. Additionally, in the first quarter of fiscal 2025, foreign currency remeasurement losses were $0.5 million compared to foreign currency remeasurement gains of $1.9 million, primarily related to Tempel and TWB operations in Mexico, in the first quarter of fiscal 2024.

Interest Expense, Net

	Three Months Ended
	August 31,	August 31,	Increase/
(In millions)	2024	2023	(Decrease)
Interest expense, net	$2.6	$0.5	$2.1

Interest expense increased $2.1 million from the first quarter of fiscal 2024, primarily due to higher average debt levels associated with the borrowings under the Credit Facility utilized to fund the $150.0 million distribution to the Former Parent. This was partially offset by a reduction in interest expense in the first quarter of fiscal 2025 as compared to the prior year quarter due to the outstanding short-term borrowings under the AR Facility, which was terminated in June 2023, as well as the TWB Term Loan, which was subsequently contributed to the Company in connection with the Separation on December 1, 2023. Refer to “Note 7 – Debt” for additional information.

Equity Income

	Three Months Ended
	August 31,	August 31,	Increase/
(In millions)	2024	2023	(Decrease)
Serviacero Worthington	$1.3	$9.0	$(7.7)

Equity income at Serviacero Worthington decreased $7.7 million from the first quarter of fiscal 2024, driven by lower direct volume, lower direct spreads, and unfavorable foreign currency exchange impacts.

Income Taxes

	Three Months Ended
	August 31,	Effective	August 31,	Effective	Increase/
(In millions)	2024	Tax Rate	2023	Tax Rate	(Decrease)
Income tax expense	$4.0	12.3%	$17.0	22.6%	$(13.0)

Income tax expense was $4.0 million in the first quarter of fiscal 2025 compared to $17.0 million in the first quarter of fiscal 2024. The decrease in income tax expense was primarily driven by lower pre-tax earnings and the recognition of a discrete $4.4 million net tax benefit related to pre-acquisition tax matters at Tempel. The income tax expense in the current quarter resulted in an effective tax rate of 12.3%, compared to 22.6% for the prior year quarter. For additional information regarding our income taxes, refer to “Note 10 – Income Taxes.”

Adjusted EBIT

We evaluate operating performance on the basis of adjusted earnings before interest and taxes (“adjusted EBIT”). EBIT, a non-GAAP financial measure, is calculated by adding interest expense and income tax expense to net earnings attributable to controlling interest. Adjusted EBIT, a non-GAAP financial measure, excludes impairment and restructuring expense (income), but may also exclude other items, as described below, that management believes are not reflective of, and thus should not be included when evaluating the performance of our ongoing operations. Adjusted EBIT is used by management to evaluate operating performance and engage in financial and operational planning, because we believe that this financial measure provides additional perspective on the performance of our ongoing operations. Additionally, management believes these non-GAAP financial measures provide useful information to investors because they allow for meaningful comparisons and analysis of trends in our businesses and enable investors to evaluate operations and future prospects in the same manner as management.

The following table provides a reconciliation of net earnings attributable to controlling interest (the most comparable GAAP financial measure) to adjusted EBIT for the periods presented:

	Three Months Ended
	August 31,	August 31,
(In millions)	2024	2023
Net earnings attributable to controlling interest (GAAP)	$28.4	$58.5
Interest expense, net	2.6	0.5
Income tax expense	4.0	17.0
EBIT (non-GAAP)	35.0	76.0
Impairment of long-lived assets (1)	-	0.9
Separation costs (2)	-	3.6
Tax indemnification adjustment (3)	4.4	-
Adjusted EBIT (non-GAAP)	$39.4	$80.5

(1)
Impairment charges are excluded because they do not occur in the ordinary course of our ongoing business operations, are inherently unpredictable in timing and amount, and are non-cash, so their exclusion facilitates the comparison of historical, current and forecasted financial results. Non-cash impairment charge in the prior year period was driven by changes in the estimated fair market value less cost to sell related to ongoing efforts to divest certain production equipment at WSCP’s former toll processing facility in Cleveland, Ohio, and excludes the noncontrolling interest portion of impairment of long-lived assets of $0.5 million in the prior year quarter. A more detailed discussion of our impairment activity can be found elsewhere in this MD&A as well as in “Note 4 – Impairment of Long-Lived Assets.”
(2)
Separation costs reflect the direct and incremental costs incurred in connection with the Separation. These costs have been directly attributed to us to the extent incurred to our direct benefit, and include third-party advisory fees, certain employee-related costs and non-recurring costs associated with the separation of shared corporate functions.
(3)
Income tax benefit and indemnification payable adjustments reported in Miscellaneous income (expense), net and income tax expense related to an indemnification agreement with the former owners of Tempel as a result of a current quarter favorable tax ruling in one of the jurisdictions in which Tempel operates. The indemnification agreement, which was entered into with the former Tempel owners at the time we acquired Tempel, provides protection to us from rulings by tax authorities regarding events that occurred through the acquisition date.

Adjusted EBIT in the first quarter of fiscal 2025 was down $41.1 million compared to the first quarter of fiscal 2024 primarily due to a $28.1 million decrease in gross margin which was impacted by a $32.1 million unfavorable change from an estimated $15.5 million inventory holding gain in the first quarter of fiscal 2024 compared to estimated $16.6 million inventory holding loss in the first quarter of fiscal 2025. Additionally, adjusted EBIT was negatively impacted by lower equity earnings at Serviacero Worthington, which decreased $7.7 million, and a $3.2 million increase in SG&A expense, primarily associated with incremental labor and other incremental public company stand-alone costs.

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

During the three months ended August 31, 2024, we generated $54.6 million of cash from operating activities and invested $21.5 million in property, plant and equipment. Additionally, we made net debt repayments of $25.8 million under the Credit Facility, and we paid dividends of $8.0 million. The following table summarizes our consolidated and combined cash flows for the periods presented.

	Three Months Ended
	August 31,	August 31,
(In millions)	2024	2023
Net cash provided by (used in) operating activities	$54.6	$(20.7)
Net cash used in investing activities	(21.5)	(17.3)
Net cash provided by (used in) financing activities	(37.3)	32.7
Decrease in cash and cash equivalents	(4.2)	(5.3)
Cash and cash equivalents at beginning of period	40.2	32.7
Cash and cash equivalents at end of period	$36.0	$27.4

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

Although we do not currently anticipate a need, we believe that we could access the financial markets to be in a position to sell long-term debt or equity securities. However, the continuation of uncertain economic conditions and a heightened interest rate environment could create volatility in the financial markets, which may impact our ability to access capital and the terms under which we can do so. We will continue to monitor the economic environment and its impact on our operations and liquidity needs.

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

Net cash provided by operating activities was $54.6 million during the three months ended August 31, 2024, compared to $20.7 million net cash used in operating activities during the three months ended August 31, 2023. This change was primarily due to an $88.7 million increase in cash from net operating working capital (accounts receivable, inventories, and accounts payable), driven by the reduction in average steel prices over the prior year period. This was offset by a $29.9 million decrease in net earnings.

Investing Activities

Net cash used in investing activities was $21.5 million during the three months ended August 31, 2024, compared to $17.3 million during the three months ended August 31, 2023. The driver of net cash used in investing activities in both the current year and prior year periods was capital expenditures. The increase in capital expenditures in the current year quarter compared with the prior year quarter was substantially related to the previously announced strategic expansions of our electrical steel operations in Mexico and Canada to service the automotive and transformer markets, respectively.

Investment activities are largely discretionary and future investment activities could be reduced significantly, or eliminated, as economic conditions warrant. We assess acquisition opportunities as they arise, and any such opportunities may require additional financing. However, there can be no assurance that any such opportunities will arise, that any such acquisition opportunities will be consummated, or that any needed additional financing will be available on satisfactory terms. We estimate our annual maintenance capital needs to be between approximately $35.0 million and $40.0 million.

Financing Activities

Net cash used in financing activities was $37.3 million during the three months ended August 31, 2024, compared to net cash provided by financing activities of $32.7 million during the three months ended August 31, 2023. In the prior year quarter in connection with the centralized cash management program utilized prior to the Separation, we received cash from the Former Parent to fund working capital requirements. The current year quarter included net short-term repayments of $25.8 million under our Credit Facility (see the “Revolving credit facility” section below) and $8.0 million of dividends paid to shareholders of our common shares.

Revolving credit facility – We entered into the Credit Facility on November 30, 2023, immediately prior to the Separation. The Credit Facility allows for borrowings of up to $550.0 million, to the extent secured by eligible accounts receivable and inventory balances at period end, which consist primarily of U.S. dollar denominated account balances. Individual amounts drawn under the Credit Facility will have interest periods of up to six months and will accrue interest at rates equal to an applicable margin over the applicable Term SOFR Rate, plus a SOFR adjustment. We incurred approximately $2.7 million of issuance costs, of which $2.5 million will be amortized to interest expense over the five-year Credit Facility term and are reflected in other assets

As of August 31, 2024, we were in compliance with the financial covenants of the Credit Facility. The Credit Facility does not include credit rating triggers. There were $122.2 million outstanding borrowings drawn against the Credit Facility at August 31, 2024, leaving a borrowing capacity of $427.8 million, subject to the eligible borrowing base, available for use. Under the Credit Facility, we may extend borrowings up to the maturity date subject to the eligible borrowing base.

Common shares – Prior to the Separation, our common shares were owned by the Former Parent. After the Separation was completed as described in “Note 9 – Equity”, there were 49.3 million shares issued and outstanding. On December 1, 2023, the common shares began trading on the NYSE under the ticker symbol “WS.”

On September 25, 2024, the Board declared a quarterly dividend of $0.16 per common share payable on December 27, 2024, to shareholders of record at the close of business on December 13, 2024.

There were no common shares purchased by Worthington Steel during the period presented as part of publicly announced plans or programs.

Dividend Policy

We currently have no material contractual or regulatory restrictions on the payment of dividends provided that no event of default exists under the Credit Facility and it meets the minimum availability threshold thereunder. Dividends are declared at the discretion of the Board. The Board reviews the dividend quarterly and establishes the dividend rate based upon our consolidated financial condition, results of operations, capital requirements, current and projected cash flows, business prospects, and other relevant factors. There is no guarantee that we will continue the payments of dividends in the future or that any dividends declared by the Board in the future will be similar in amount or timing to any dividends previously declared by the Board.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated and combined financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting estimates are defined as those that reflect our significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, our financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such estimates. Our critical accounting estimates have not significantly changed from those discussed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of the 2024 Form 10-K.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Market risks have not materially changed from those disclosed in “Part II – Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” of the 2024 Form 10-K.

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

Management, under the supervision of and with the participation of Worthington Steel’s principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q (the quarterly period ended August 31, 2024). Based on that evaluation, Worthington Steel’s principal executive officer and principal financial officer have concluded that such disclosure controls and procedures designed at the reasonable assurance level and were effective at a reasonable assurance level as of the end of the quarterly period covered by this Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Form 10-Q (the quarterly period ended August 31, 2024) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. – Legal Proceedings

We are involved in various judicial and administrative proceedings, as both plaintiff and defendant, arising in the ordinary course of business. We do not believe that any such proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operation or cash flows.

Item 1A. – Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “PART I – Item 1A. – Risk Factors” of the 2024 Form 10-K available at www.sec.gov or at www.worthingtonsteel.com, we included a detailed discussion of our risk factors. Our risk factors have not changed significantly from those disclosed in the 2024 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and investments in the common shares and in connection with the forward-looking statements and other information contained in this Form 10-Q. Any of the risks described in the 2024 Form 10-K could materially affect our business, consolidated and combined financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in the 2024 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, consolidated financial condition and/or future results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no equity securities of Worthington Steel sold by Worthington Steel during the period covered by this Form 10-Q, that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Common shares withheld to cover tax withholding obligations in connection with the vesting of restricted stock awards and performance share awards are treated as common share repurchases. Those withheld common shares are not considered common share repurchases under an authorized common share repurchase plan. The table below provides information regarding common shares withheld from our employees to satisfy minimum statutory tax withholding obligations arising from the vesting of restricted common shares. The presentation of the table below and related footnote represents full common share amounts.

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs (1)	Plans or Programs (2)
June 1-30, 2024	42,538	$30.70	-	-
July 1-31, 2024	23,783	32.29	-	-
August 1-31, 2024	-	-	-	-
Total	66,321	$31.27	-

(1)
There were no common shares purchased during the period presented as part of publicly announced plans or programs.
(2)
No publicly announced plans or programs existed for the period presented.

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

During the first quarter of fiscal 2025, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. – Exhibits

Exhibit	Description of Exhibit	Location
2.1	Separation and Distribution Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 5, 2023

3.1	Amended Articles of Incorporation of Worthington Steel, Inc.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 5, 2023

3.2	Amended Regulations of Worthington Steel, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 5, 2023

31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	Inline XBRL Instance Document	The instance document does not appear in the Interactive Date File because its XBRL tabs are imbedded within the Inline XBRL document.

101.SCH#	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents	Submitted electronically herewith

104	Cover Page Interactive Data File	The cover page from this Form 10-Q, formatted in Inline XBRL is included within the Exhibit 101 attachments

# Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of Worthington Steel are the following documents formatted in Inline XBRL (Extensible Business Reporting Language):

(i)
Consolidated Balance Sheets at August 31, 2024, and May 31, 2024;
(ii)
Consolidated and Combined Statements of Earnings for the three months ended August 31, 2024 and August 31, 2023;
(iii)
Consolidated and Combined Statements of Comprehensive Income for the three months ended August 31, 2024 and August 31, 2023;
(iv)
Consolidated and Combined Statements of Cash Flows for the three months ended August 31, 2024 and August 31, 2023;
(v)
Consolidated and Combined Statements of Equity for the three months ended August 31, 2024 and August 31, 2023; and
(vi)
Condensed Notes to Consolidated and Combined Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON STEEL, INC.

Date: October 15, 2024	By:	/s/ Timothy A. Adams
Timothy A. Adams,
Vice President and Chief Financial Officer
(On behalf of the Registrant as Duly Authorized Officer and as Principal Financial Officer)