Form 10-Q
period 2024-11-30
Worthington Steel, Inc.
filed 2025-01-13
CIK 1968487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2024

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On January 6, 2025, the number of common shares, without par value, of the registrant issued and outstanding was 50,753,704.

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
•
the Company’s safety performance; and
•
other risks described from time to time in the Worthington Steel’s filings with the SEC, including those described in “Part I – Item 1A. – Risk Factors” of the annual report on Form 10-K of Worthington Steel for the fiscal year ended May 31, 2024 (the “2024 Form 10-K”).

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

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON STEEL, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	(Unaudited)
	November 30,	May 31,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$52.0	$40.2
Receivables, less allowances of $4.9 and $3.2, respectively	372.9	472.6
Inventories:
Raw materials	135.9	150.2
Work in process	127.5	176.8
Finished products	79.6	78.3
Total inventories	343.0	405.3
Income taxes receivable	9.2	4.2
Assets held for sale	1.8	2.9
Prepaid expenses and other current assets	78.5	76.6
Total current assets	857.4	1,001.8
Investment in unconsolidated affiliate	130.4	135.0
Operating lease assets	68.8	72.9
Goodwill	79.5	79.6
Other intangible assets, net of accumulated amortization of $48.4 and $45.3, respectively	73.9	77.0
Deferred income taxes	8.5	8.5
Other assets	15.6	16.8
Property, plant and equipment:
Land	37.7	37.9
Buildings and improvements	178.3	177.1
Machinery and equipment	924.0	893.8
Construction in progress	110.0	83.6
Total property, plant and equipment	1,250.0	1,192.4
Less: accumulated depreciation	744.8	717.6
Total property, plant and equipment, net	505.2	474.8
Total assets	$1,739.3	$1,866.4

Liabilities and equity
Current liabilities:
Accounts payable	$285.5	$380.4
Short-term borrowings	115.0	148.0
Accrued compensation, contributions to employee benefit plans and related taxes	34.1	52.8
Dividends payable	9.0	8.7
Other accrued items	15.5	15.7
Current operating lease liabilities	7.4	7.6
Income taxes payable	1.2	5.2
Total current liabilities	467.7	618.4
Other liabilities	35.3	34.3
Noncurrent operating lease liabilities	64.6	68.3
Deferred income taxes, net	26.6	27.9
Total liabilities	594.2	748.9
Preferred shares, without par value; authorized – 1,000,000 shares; issued or outstanding – 0 shares	-	-
Common shares, without par value; authorized – 150,000,000 shares; issued and outstanding – 49,482,982 shares and 49,331,514 shares, respectively	-	-
Additional Paid-in Capital	909.6	905.3
Retained Earnings	111.0	86.1
Accumulated other comprehensive income (loss), net of taxes of $(1.5) and $(1.7), respectively	(9.8)	(6.1)
Total Shareholders’ equity – controlling interest	1,010.8	985.3
Noncontrolling interests	134.3	132.2
Total equity	1,145.1	1,117.5
Total liabilities and equity	$1,739.3	$1,866.4

See condensed notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS

(In millions, except per common share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2024	2023	2024	2023
Net sales	$739.0	$808.0	$1,573.0	$1,713.8
Cost of goods sold	659.0	747.8	1,392.6	1,525.1
Gross margin	80.0	60.2	180.4	188.7
Selling, general and administrative expense	61.1	54.1	118.1	107.9
Impairment of long-lived assets	-	-	-	1.4
Separation costs	-	14.9	-	18.5
Operating income (loss)	18.9	(8.8)	62.3	60.9
Other income (expense):
Miscellaneous income (expense), net	3.8	0.6	(2.1)	1.5
Interest expense, net	(2.1)	(0.2)	(4.7)	(0.7)
Equity in net income (loss) of unconsolidated affiliate	(0.9)	3.8	0.4	12.8
Earnings (loss) before income taxes	19.7	(4.6)	55.9	74.5
Income tax expense (benefit)	3.6	(2.5)	7.6	14.5
Net earnings (loss)	16.1	(2.1)	48.3	60.0
Net earnings attributable to noncontrolling interests	3.3	3.9	7.1	7.5
Net earnings (loss) attributable to controlling interest	$12.8	$(6.0)	$41.2	$52.5

Basic
Weighted average common shares outstanding(1)	49.5	49.3	49.4	49.3
Earnings (loss) per common share attributable to controlling interest	$0.26	$(0.12)	$0.83	$1.07

Diluted
Weighted average common shares outstanding(2)	50.6	49.3	50.5	49.3
Earnings (loss) per common share attributable to controlling interest	$0.25	$(0.12)	$0.82	$1.07

Common shares outstanding at end of period(1)	49.5	49.3	49.5	49.3

Cash dividends declared per common share	$0.16	n/a	$0.32	n/a

(1)
Prior to the third quarter of fiscal 2024, reported Weighted average common shares outstanding (Basic) and Common shares outstanding at end of period reflect the basic common shares at the Separation. This share amount is being utilized for the calculation of basic earnings per common share for periods presented prior to the Separation.

(2)
Prior to the third quarter of fiscal 2024, reported Weighted average common shares outstanding (Diluted) reflects the basic common shares at the Separation. This share amount is being utilized for the calculation of diluted earnings per common share for periods presented prior to the Separation.

See condensed notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2024	2023	2024	2023
Net earnings (loss)	$16.1	$(2.1)	$48.3	$60.0
Other comprehensive income (loss), net of tax
Foreign currency translation	(4.8)	0.5	(2.7)	(0.3)
Pension liability adjustment	(1.0)	-	(1.0)	-
Cash flow hedges	(0.1)	10.6	-	3.2
Other comprehensive income (loss)	(5.9)	11.1	(3.7)	2.9
Comprehensive income	10.2	9.0	44.6	62.9
Comprehensive income attributable to noncontrolling interests	3.3	3.9	7.1	7.5
Comprehensive income attributable to controlling interest	$6.9	$5.1	$37.5	$55.4

See condensed notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	November 30,	November 30,
	2024	2023
Operating activities:
Net earnings	$48.3	$60.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	32.5	33.3
Impairment of long-lived assets	-	1.4
Benefit from deferred income taxes	(2.3)	(0.2)
Bad debt expense (income)	2.1	(0.4)
Equity in net (income) loss of unconsolidated affiliate, net of distributions	4.6	(12.8)
Net gain on sale of assets	(1.2)	(0.4)
Stock-based compensation	5.3	6.1
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	94.7	56.5
Inventories	62.4	48.3
Accounts payable	(99.6)	(49.9)
Accrued compensation and employee benefits	(18.7)	(2.7)
Other operating items, net	(5.5)	(20.0)
Net cash provided by operating activities	122.6	119.2

Investing activities:
Investment in property, plant and equipment	(56.3)	(36.2)
Proceeds from sale of assets, net of selling costs	1.1	0.8
Acquisitions, net of cash acquired	-	(21.0)
Net cash used in investing activities	(55.2)	(56.4)

Financing activities:
Transfers to the Former Parent, net	-	(51.4)
Proceeds from (repayment of) short-term borrowings	(25.0)	172.2
Proceeds from revolving credit facility borrowings - swing loans	223.8	-
Repayment of revolving credit facility borrowings - swing loans	(231.8)	-
Payments for issuance of common shares, net of tax withholdings	(1.7)	-
Payments to noncontrolling interests	(5.0)	(1.9)
Dividends paid	(15.9)	-
Net cash provided by (used in) financing activities	(55.6)	118.9

Increase in cash and cash equivalents	11.8	181.7
Cash and cash equivalents at beginning of period	40.2	32.7
Cash and cash equivalents at end of period	$52.0	$214.4

See condensed notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(In millions, except per common share amounts)

(Unaudited)

	Controlling Interest

				Net	Accumulated
				Investment	Other
			Additional	by the	Comprehensive
	Common Shares		Paid-in	Former	Income (Loss),	Retained		Noncontrolling
	Shares	Amount	Capital	Parent	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2024	49,331,514	$-	$905.3	$-	$(6.1)	$86.1	$985.3	$132.2	$1,117.5
Net earnings	-	-	-	-	-	28.4	28.4	3.8	32.2
Other comprehensive income	-	-	-	-	2.2	-	2.2	-	2.2
Common shares issued, net of withholding tax	93,217	-	(1.6)	-	-	-	(1.6)	-	(1.6)
Stock-based compensation	-	-	3.0	-	-	-	3.0	-	3.0
Dividends to noncontrolling interests	-	-	-	-	-	-	-	(1.9)	(1.9)
Cash dividends declared ($0.16) per common share	-	-	-	-	-	(8.2)	(8.2)	-	(8.2)
Balance at August 31, 2024	49,424,731	$-	$906.7	$-	$(3.9)	$106.3	$1,009.1	$134.1	$1,143.2
Net earnings	-	-	-	-	-	12.8	12.8	3.3	16.1
Other comprehensive loss	-	-	-	-	(5.9)	-	(5.9)	-	(5.9)
Common shares issued, net of withholding tax	58,251	-	(0.1)	-	-	-	(0.1)	-	(0.1)
Theoretical common shares in non-qualified deferred compensation plans	-	-	0.1	-	-	-	0.1	-	0.1
Stock-based compensation	-	-	2.9	-	-	-	2.9	-	2.9
Dividends to noncontrolling interests	-	-	-	-	-	-	-	(3.1)	(3.1)
Cash dividends declared ($0.16) per common share	-	-	-	-	-	(8.1)	(8.1)	-	(8.1)
Balance at November 30, 2024	49,482,982	$-	$909.6	$-	$(9.8)	$111.0	$1,010.8	$134.3	$1,145.1

	Controlling Interest

				Net	Accumulated
				Investment	Other
			Additional	by the	Comprehensive
	Common Shares		Paid-in	Former	Income (Loss),	Retained		Noncontrolling
	Shares	Amount	Capital	Parent	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2023	-	$-	$-	$1,031.1	$(2.1)	$-	$1,029.0	$125.6	$1,154.6
Net earnings	-	-	-	58.5	-	-	58.5	3.6	62.1
Other comprehensive loss	-	-	-	-	(8.2)	-	(8.2)	-	(8.2)
Transfers from the Former Parent, net	-	-	-	40.8	-	-	40.8	-	40.8
Dividends to noncontrolling interests	-	-	-	-	-	-	-	(1.9)	(1.9)
Balance at August 31, 2023	-	$-	$-	$1,130.4	$(10.3)	$-	$1,120.1	$127.3	$1,247.4
Net earnings (loss)	-	-	-	(6.0)	-	-	(6.0)	3.9	(2.1)
Other comprehensive income	-	-	-	-	11.1	-	11.1	-	11.1
Transfers to the Former Parent, net	-	-	-	(84.9)	-	-	(84.9)	-	(84.9)
Dividends to noncontrolling interests	-	-	-	-	-	-	-	-	-
Balance at November 30, 2023	-	$-	$-	$1,039.5	$0.8	$-	$1,040.3	$131.2	$1,171.5

See condensed notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

Condensed Notes to CONSOLIDATED AND COMBINED Financial Statements

(Unaudited)

Note 1 – Description of the Business, The Separation, Agreements with the Former Parent and Separation Costs, and Basis of Presentation

The Separation

On December 1, 2023 (the “Distribution Date”) at 12:01 a.m., Eastern Time, Worthington Enterprises, Inc., then known as Worthington Industries, Inc. (the “Former Parent”), completed the spin-off of its existing steel processing business, Worthington Steel, into a stand-alone publicly traded company. This was completed through the Separation, a tax-free pro rata distribution of 100% of the common shares of Worthington Steel to holders of record of Former Parent common shares as of the close of business on November 21, 2023, (the “Record Date”). Each holder of record of Former Parent common shares received one common share of Worthington Steel for every one Former Parent common share held at the close of business on the Record Date (the “Distribution”).

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

Agreements with the Former Parent and Separation Costs

On November 30, 2023, in connection with the Separation, the Company entered into several agreements with the Former Parent that govern the relationship between the Former Parent and the Company following the Distribution, including a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, Steel Supply and Services Agreement, and Transition Services Agreement.

Direct and incremental costs incurred in connection with the Separation, including (a) fees paid to third parties for audit, advisory, and legal services to effect the Separation, (b) non-recurring employee-related costs, such as retention bonuses, and (c) non-recurring functional costs associated with shared corporate functions (collectively, the “Separation costs”) are presented separately in the Company’s consolidated and combined statements of earnings. Separation costs totaled $14.9 million during the second quarter of fiscal 2024 and $18.5 million during the six months ended November 30, 2023. No Separation costs were incurred during the second quarter of fiscal 2025 or during the six months ended November 30, 2024.

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

The carve-out combined financial statements may not include all expenses that would have been incurred had the Company existed as a separate, stand-alone entity during the periods presented.

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

All other third-party debt and related interest expense not directly attributable to the Company have been excluded from the consolidated and combined financial statements because it is not the legal obligor of the debt and the borrowings are not specifically identifiable to the Company. Additionally, as described in “Note 15 – Related Party Transactions,” debt and related interest expense between the Former Parent and TWB has been attributed to the Company, as the Company was both the legal obligor and directly benefited from the borrowings.

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

The Former Parent utilized a centralized cash management program to manage cash for the majority of its entities. For entities that were enrolled in the program, all cash was swept into a cash pool. Accordingly, the cash and cash equivalents held by the Former Parent at the corporate level were not attributed to the Company for any of the periods presented. The Company’s foreign operations did not participate in the centralized cash management program. These cash amounts are specifically attributable to Worthington Steel and therefore are reflected in the accompanying consolidated balance sheets. Transfers of cash, both to and from the Former Parent’s centralized cash management program, are reflected as a financing activity on the accompanying consolidated and combined statements of cash flows.

Net Investment by the Former Parent

Net Investment by the Former Parent in the consolidated and combined statements of equity represents the Former Parent’s historical investment in the Company, the net effect of transactions with and allocations from the Former Parent, and the Company’s retained earnings. All transactions reflected in Net Investment by the Former Parent have been considered as financing activities for purposes of the consolidated and combined statements of cash flows. For additional information, see “Basis of Presentation – Prior to Separation” above and “Note 15 – Related Party Transactions.”

Consolidated Subsidiaries and Investment in Unconsolidated Affiliate

The consolidated and combined financial statements include the accounts of Worthington Steel and its consolidated subsidiaries. Investments in unconsolidated affiliates are accounted for using the equity method. Material intercompany accounts and transactions are eliminated.

The Company owns controlling interests in the following three operating joint ventures: Spartan Steel Coating, L.L.C. (“Spartan”) (52%); TWB Company, L.L.C. (“TWB”) (55%); and Worthington Samuel Coil Processing, L.L.C. (“WSCP”) (63%). The Company also owns a controlling interest (51%) in Worthington Specialty Processing (“WSP”), which became a nonoperating joint venture on October 31, 2022, when its remaining net assets were sold. These joint ventures are consolidated with the equity owned by the other joint venture members shown as noncontrolling interests in the Company’s consolidated balance sheets, and their portions of net earnings and other comprehensive income (loss) (“OCI”) shown as net earnings or comprehensive income attributable to noncontrolling interests in the Company’s consolidated and combined statements of earnings and comprehensive income, respectively.

The Company owns a noncontrolling interest (50%) in one unconsolidated joint venture: Serviacero Planos, S. de R.L. de C.V. (“Serviacero Worthington”). The Company’s investment in the unconsolidated affiliate is accounted for using the equity method with the Company’s proportionate share of income or loss recognized within equity in net income (loss) of unconsolidated affiliate (“equity income”) in its consolidated and combined statements of earnings. See further discussion of the Company’s unconsolidated affiliate in “Note 3 – Investment in Unconsolidated Affiliate.”

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

Concentration of Net Sales

The Company sells its products and services to a diverse customer base and a broad range of end markets. The automotive industry is the largest end market for the Company.

The following table summarizes the concentration percentage of consolidated or combined net sales for the periods presented:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(Percentage of Net Sales)	2024	2023	2024	2023
End Market – Automotive	52%	52%	51%	53%
Largest Automotive Customer	15.2%	14.9%	14.2%	15.8%

Preparation of Financial Statements Including the Use of Estimates

These unaudited consolidated and combined financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the consolidated and combined financial statements for these interim periods, have been included. Operating results for the second quarter of fiscal 2025 are not necessarily indicative of the results that may be expected for the entirety of fiscal 2025 or any other quarter. Refer to the consolidated and combined financial statements and notes thereto included in the 2024 Form 10-K for further information on the preparation of financial statements including the use of estimates.

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

The following table summarizes net sales by product class for the periods presented:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In millions)	2024	2023	2024	2023
Product class
Direct	$700.9	$769.8	$1,490.8	$1,639.3
Toll	38.1	38.2	82.2	74.5
Total	$739.0	$808.0	$1,573.0	$1,713.8

The following table summarizes the unbilled receivables at the dates indicated:

		November 30,	May 31,
(In millions)	Balance Sheet Classification	2024(1)	2024(1)
Unbilled receivables	Receivables	$5.2	$5.6

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

The Company received distributions from Serviacero Worthington totaling $5.0 million and $0 during the six months ended November 30, 2024 and November 30, 2023, respectively.

The following tables summarize certain financial information of Serviacero Worthington as of the dates, and for the periods, presented:

	November 30,	May 31,
(In millions)	2024	2024
Cash and cash equivalents	$20.8	$5.7
Other current assets	249.3	274.7
Noncurrent assets	58.4	58.3
Total assets	$328.5	$338.7

Current liabilities	53.7	64.7
Other noncurrent liabilities	5.1	5.2
Equity	269.7	268.8
Total liabilities and equity	$328.5	$338.7

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In millions)	2024	2023	2024	2023
Net sales	$138.7	$163.4	$287.2	$315.3
Gross margin	9.6	18.6	25.2	39.9
Operating income	5.5	15.2	17.2	33.1
Depreciation and amortization	1.2	1.1	2.3	2.1
Interest expense	—	—	—	—
Income tax expense	5.8	6.3	12.6	7.0
Net earnings (loss)	(1.7)	7.6	0.9	25.5

The following table presents the net earnings of Serviacero Worthington attributable to the Company for the periods presented:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In millions)	2024	2023	2024	2023
Equity in net income (loss) of unconsolidated affiliate	$(0.9)	$3.8	$0.4	$12.8

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

Note 5 – Contingent Liabilities and Commitments

Legal Proceedings

The Company is a defendant in certain legal proceedings that are incidental to its business. In the opinion of management, the outcome of these legal proceedings, which is not clearly determinable at the present time, individually and in the aggregate, would not have a material adverse effect on the Company, its consolidated financial position, future results of operations or cash flows. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ materially from the recorded estimates and, therefore, have a material effect on the Company, its consolidated financial position, future results of operation or cash flows for the periods in which they are resolved.

Note 6 – Guarantees

The Company does not have guarantees that it believes are reasonably likely to have a material current or future effect on its consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

At November 30, 2024, the Company had in place an outstanding stand-by letter of credit in the amount of $2.1 million issued to third-party service providers. The fair value of this guarantee instrument, based on premiums paid, was not material and no amounts were drawn against it at November 30, 2024.

Note 7 – Debt

The following table summarizes the Company’s debt outstanding at November 30, 2024, and May 31, 2024:

	November 30,	May 31,
(In millions)	2024	2024
Short-term borrowings and current maturities
Revolving credit facility	$115.0	$148.0
Total short-term borrowings and current maturities	$115.0	$148.0

There were no long-term borrowings at either November 30, 2024 or May 31, 2024.

The following table provides the maturities of long-term debt and short-term borrowings in the next five fiscal years and the remaining years thereafter as of November 30, 2024:

(In millions)
Fiscal 2025	$115.0
Fiscal 2026	-
Fiscal 2027	-
Fiscal 2028	-
Fiscal 2029	-
Thereafter	-
Total	$115.0

Revolving Credit Facility

On November 30, 2023, the Company entered into a senior secured revolving credit facility scheduled to mature on November 30, 2028, with a group of lenders (the “Credit Facility”). The Credit Facility allows for borrowings of up to $550.0 million, to the extent secured by eligible accounts receivable and inventory balances at period end, which consist primarily of U.S. dollar denominated account balances. At November 30, 2024 and May 31, 2024, there were $115.0 million and $148.0 million of outstanding borrowings drawn against the Credit Facility, respectively, leaving a borrowing capacity of $435.0 million and $402.0 million, respectively, subject to the eligible borrowing base, available for use. Individual amounts drawn under the Credit Facility accrue interest at rates equal to an applicable margin over the one-, three-, or six-month term SOFR Rate, plus a SOFR adjustment. The Company incurred approximately $2.7 million of issuance costs, of which $2.5 million will be amortized to interest expense over the expected five-year Credit Facility term and are reflected in other assets.

The Credit Facility permits borrowings under two types of borrowing mechanisms: (i) Term SOFR Rate Loans (as defined in the Credit Facility) and (ii) a swing loan. The Term SOFR Rate Loans permit the Company to draw a specific principal amount for a defined maturity of up to six months with the interest rate determined at the time of the draw, which equals an applicable margin over the applicable term SOFR Rate, plus a SOFR adjustment. Each Term SOFR Rate Loan has an individual, unique identifier and is distinguishable from the other Term SOFR Rate Loans drawn by the Company. At the end of each relevant interest period, the Company has the option to continue the same interest period for such Term SOFR Rate Loan or the Company can request a conversion to a new interest period for such Term SOFR Rate Loan. If no notice is given by the Company, the Term SOFR Rate Loan is deemed to continue with the same interest period.

The swing loan permits the Company to draw on the Credit Facility at any time up to a maximum of the greater of (i) $55 million or (ii) 10% of the then-maximum amount of the Credit Facility. The swing loan interest rate is variable based upon the interest rate market. As of November 30, 2024 and May 31, 2024, the swing loan rate was equal to 8.25% and 9.00%, respectively. Any amounts drawn on the swing loan mature on the same date as the maturity of the Credit Facility; however, it has been the practice of the Company to repay the outstanding draws on the swing loan within a short-term period.

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

As of November 30, 2024 and May 31, 2024, the weighted average interest rate on the outstanding interest-bearing debt under the Credit Facility was 6.21% and 6.92%, respectively.

Term Loan Facility with the Former Parent

On June 8, 2021, TWB entered into a $50.0 million term loan agreement (the “TWB Term Loan”) with a subsidiary of the Former Parent that matured in annual installments through May 31, 2024. The proceeds were used by TWB to finance the Shiloh U.S BlankLight purchase price. This note accrued interest at a rate of 5.0% per annum. The borrowings were the legal obligation of TWB. As such, the debt and related interest was attributed to the Company in the consolidated and combined financial statements prior to the Separation.

The Former Parent’s note receivable associated with the TWB Term Loan was contributed to the Company in connection with the Separation on December 1, 2023. As a result, the TWB Term Loan balance was eliminated in consolidation following the Separation, which resulted in a zero balance as of May 31, 2024 in the consolidated balance sheet.

Other – Tempel China

Tempel Steel Company, LLC (“Tempel”), a wholly-owned subsidiary of Worthington Steel, controls a subsidiary in China (“Tempel China”), and Tempel China utilizes three short-term loan facilities, which are used to finance raw material purchases, and are collateralized by Tempel China property and equipment. Borrowings outstanding under the facilities had a zero balance at November 30, 2024 and May 31, 2024.

One facility with capacity of CNY 10.0 million (approximately USD $1.4 million) matured on March 13, 2024. This facility was not subsequently renewed. The remaining two facilities have an aggregate facility size of CNY 90.0 million (approximately USD $12.4 million as of both November 30, 2024 and May 31, 2024), and were originally scheduled to mature on December 31, 2024. The maturity of the credit facilities was subsequently extended with the first facility scheduled to mature on September 10, 2025 and the second facility scheduled to mature on December 31, 2025.

Other – Tempel India

Tempel controls a subsidiary in India (“Tempel India”) which has two individual credit agreements with separate financial institutions each of which contain a line of credit and standby letters of credit/letters of guarantee secured by applicable Tempel India current assets and fixed assets. The facilities are subject to annual renewals, which are effective as of the date of the annual renewal letter. Both facilities were renewed; one credit facility is scheduled to mature on December 18, 2025, and the other credit facility is scheduled to mature on November 14, 2025.

The aggregate, combined facility size equaled INR 1,200.0 million (approximately USD $14.2 million and USD $14.4 million, as of November 30, 2024 and May 31, 2024, respectively), subject to adjustment pursuant to the security noted above. Each of the credit facilities allows for borrowing on the lines of credit up to a sublimit of the total facility size, which was equal to an aggregate of INR 600.0 million (approximately USD $7.1 million and USD $7.2 million, as of November 30, 2024 and May 31, 2024, respectively). Interest is payable monthly and will accrue on the outstanding balance according to the lenders base lending rate plus an applicable margin as determined by the lender. As of November 30, 2024 and May 31, 2024, there were no borrowings outstanding under the line of credit facilities.

Letters of credit may be drawn against the total facility limit, excluding any amounts drawn by the lines of credit. As of November 30, 2024 and May 31, 2024, no amounts under the facilities were due to the financial institutions. The purchases, made in the normal course of business that are supported by the letters of credit, are recorded in accounts payable in the consolidated balance sheets as of November 30, 2024 and May 31, 2024.

Accounts Receivable Securitization

On June 29, 2023, the Company terminated the revolving trade accounts receivable securitization facility (the “AR Facility”) because it was no longer needed. No early termination or other similar fees or penalties were paid in connection with the termination of the AR Facility.

Note 8 – Other Comprehensive Income (Loss)

The following table summarizes the tax effects on each component of OCI for the periods presented:

	Three Months Ended
	November 30, 2024			November 30, 2023
(In millions)	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
Foreign currency translation	$(4.8)	$-	$(4.8)	$0.5	$-	$0.5
Pension liability adjustment	(1.3)	0.3	(1.0)	-	-	-
Cash flow hedges	(0.1)	-	(0.1)	13.8	(3.2)	10.6
Other comprehensive income (loss)	$(6.2)	$0.3	$(5.9)	$14.3	$(3.2)	$11.1

	Six Months Ended
	November 30, 2024			November 30, 2023
(In millions)	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
Foreign currency translation	$(2.7)	$-	$(2.7)	$(0.3)	$-	$(0.3)
Pension liability adjustment	(1.3)	0.3	(1.0)	-	-	-
Cash flow hedges	-	-	-	4.2	(1.0)	3.2
Other comprehensive income (loss)	$(4.0)	$0.3	$(3.7)	$3.9	$(1.0)	$2.9

Note 9 – Equity

In anticipation of the Separation, during the second quarter of fiscal 2024, the Company performed a stock split that resulted in 49.3 million outstanding common shares, all of which were held by the Former Parent at November 30, 2023. For additional information, see “Note 1 – Description of Business, The Separation, Agreements with the Former Parent and Separation Costs, and Basis of Presentation.”

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) (“AOCI”) for the periods presented:

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
(In millions)	Translation	Adjustment	Hedges	Loss
Balance at May 31, 2024	$(11.9)	$8.4	$(2.6)	$(6.1)
Other comprehensive loss before reclassifications	(2.7)	(4.0)	(5.3)	(12.0)
Reclassification adjustments to net earnings (1)	-	2.7	5.3	8.0
Income tax effect	-	0.3	-	0.3
Balance at November 30, 2024	$(14.6)	$7.4	$(2.6)	$(9.8)

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
(In millions)	Translation	Adjustment	Hedges	Income (Loss)
Balance at May 31, 2023	$(10.6)	$6.0	$2.5	$(2.1)
Other comprehensive income (loss) before reclassifications	(0.3)	-	11.4	11.1
Reclassification adjustments to net earnings (1)	-	-	(7.2)	(7.2)
Income tax effect	-	-	(1.0)	(1.0)
Balance at November 30, 2023	$(10.9)	$6.0	$5.7	$0.8

(1)
The consolidated and combined statement of earnings classification of amounts reclassified to net income include:
a.
Cash flow hedges – See the disclosure in “Note 13 – Derivative Financial Instruments and Hedging Activities”; and
b.
Pension liability adjustment – During the second quarter of fiscal 2025, the Company, through its wholly-owned subsidiary, Tempel, purchased (using pension plan assets) an annuity contract from a third-party insurance company to transfer approximately 25% of the total projected benefit obligation of the Tempel Employees Pension Plan as of the purchase date. As a result of this transaction: 1) the Company recognized a non-cash settlement gain of $2.7 million within miscellaneous income (expense), net; 2) the Company was relieved of all responsibility for these pension obligations; and 3) the insurance company is now required to pay and administer the retirement benefits owed to 472 beneficiaries.

Note 10 – Income Taxes

The Company’s effective income tax rate was 22.2% and 29.9% for the second quarter of fiscal 2025 and 2024, respectively, and 15.6% and 21.6% for the six months ended November 30, 2024 and November 30, 2023, respectively. The effective tax rates for the second quarter of fiscal 2024 and six months ended November 30, 2023 differed from the statutory rates primarily due to discrete items related to equity compensation, non-deductible executive compensation, and non-deductible expenses in foreign jurisdictions. The effective tax rate for the second quarter of fiscal 2025 differed from the statutory rate primarily due to discrete tax items recognized in the quarter related to foreign tax credits. The effective tax rate for the six months ended November 30, 2024 differed from the statutory rate primarily due to recognizing a discrete for pre-acquisition tax matter at Tempel.

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items and excludes any impact from the inclusion of net earnings attributable to noncontrolling interests in the consolidated and combined statements of earnings. Net earnings attributable to noncontrolling interests are a result of the Company’s consolidated joint ventures. The net earnings attributable to the noncontrolling interests in the U.S. operations of the Company’s consolidated joint ventures do not generate tax expense to the Company since the investors are taxed directly based on the earnings attributable to the investors. The tax expense of TWB’s wholly owned foreign subsidiaries is reported in the consolidated and combined income tax expense. Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. The Company’s actual effective income tax rate for fiscal 2025 could be materially different from the forecasted rate as of November 30, 2024.

Note 11 – Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share attributable to controlling interest for the periods presented:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In millions, except per common share amounts)	2024	2023	2024	2023
Numerator (basic & diluted):
Net earnings (loss) attributable to controlling interest –
income (loss) available to common shareholders	$12.8	$(6.0)	$41.2	$52.5
Denominator:
Basic earnings (loss) per common share attributable to
controlling interest – weighted average common shares	49.5	49.3	49.4	49.3
Effect of dilutive securities	1.1	-	1.1	-
Diluted earnings (loss) per common share attributable to
controlling interest – adjusted weighted average common shares	50.6	49.3	50.5	49.3

Basic earnings (loss) per common share attributable to controlling interest	$0.26	$(0.12)	$0.83	$1.07
Diluted earnings (loss) per common share attributable to controlling interest	$0.25	$(0.12)	$0.82	$1.07

Anti-dilutive non-qualified stock options and restricted common share awards(1)	0.1	-	0.2	-

(1)
These non-qualified stock options and restricted common share awards were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

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

The following table summarizes the fair value of the derivative financial instruments and the respective lines in which they were recorded in the consolidated balance sheet at November 30, 2024:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(In millions)	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$0.1	Accounts payable	$2.6
Commodity contracts	Other assets	-	Other liabilities	0.2
Subtotal		0.1		2.8

Foreign currency exchange contracts	Receivables	-	Accounts payable	0.1
Total		$0.1		$2.9

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$0.8	Accounts payable	$1.1
Commodity contracts	Other assets	0.1	Other liabilities	-
Subtotal		0.9		1.1

Foreign currency exchange contracts	Receivables	-	Accounts payable	-
Total		$0.9		$1.1

Total derivative financial instruments		$1.0		$4.0

GAAP permits an entity to present derivative financial instruments assets and liabilities on a net basis on the balance sheet, provided a right of offset exists and/or when they are subject to a master netting arrangement. The Company’s policy is to record derivative financial instruments on a net basis where the Company has an executed master netting arrangement with counterparties as well as where the right of offset exists. The amounts in the table above reflect the fair value of the derivative financial instruments on a net basis where allowable under master netting arrangements. Had these amounts been recognized on a gross basis, the impact would have been a $0.6 million increase in receivables with a corresponding increase in accounts payable.

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

The following table summarizes the Company’s cash flow hedges outstanding at November 30, 2024:

	Notional
(In millions)	Amount	Maturity Date
Commodity contracts	$(9.4)	December 2024 – December 2025
Foreign currency exchange contracts	$6.3	December 2024 – April 2025

The following table summarizes the Company’s cash flow hedges outstanding at May 31, 2024:

	Notional
(In millions)	Amount	Maturity Date
Commodity contracts	$24.5	June 2024 – September 2025

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into net earnings for derivative financial instruments designated as cash flow hedges for the periods presented:

(In millions)	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Net Earnings	Gain (Loss) Reclassified from AOCI into Net Earnings
For the three months ended November 30, 2024:
Commodity contracts	$(2.7)	Cost of goods sold	$(2.6)
Foreign currency exchange contracts	(0.1)	Cost of goods sold	(0.1)
Total	$(2.8)		$(2.7)

For the three months ended November 30, 2023:
Commodity contracts	$13.0	Cost of goods sold	$(0.8)
Total	$13.0		$(0.8)

For the six months ended November 30, 2024:
Commodity contracts	$(5.1)	Cost of goods sold	$(5.2)
Foreign currency exchange contracts	(0.2)	Cost of goods sold	(0.1)
Total	$(5.3)		$(5.3)

For the six months ended November 30, 2023:
Commodity contracts	$11.4	Cost of goods sold	$7.2
Total	$11.4		$7.2

The estimated net amount of the losses recognized in AOCI at November 30, 2024, expected to be reclassified into net earnings within the succeeding 12 months is $2.4 million (net of tax of $0.7 million). This amount was computed using the fair value of the cash flow hedges at November 30, 2024, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2025 and May 31, 2026.

Economic (Non-designated) Hedges

The Company enters into certain commodity contracts that do not qualify for hedge accounting treatment. Accordingly, these derivative financial instruments are adjusted to current market value at the end of each period through gain (loss) recognized in earnings.

The following table summarizes the Company’s economic (non-designated) derivative financial instruments outstanding at November 30, 2024:

	Notional
(In millions)	Amount	Maturity Date(s)
Commodity contracts	$11.7	December 2024 – January 2026

The following table summarizes the Company’s economic (non-designated) derivative financial instruments outstanding at May 31, 2024:

	Notional
(In millions)	Amount	Maturity Date(s)
Commodity contracts	$22.4	June 2024 – March 2025

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments for the periods presented:

		Gain (Loss) Recognized
		In Earnings for the
		Three Months Ended
	Location of Gain (Loss)	November 30,	November 30,
(In millions)	Recognized in Earnings	2024	2023
Commodity contracts	Cost of goods sold	$(0.3)	$0.3
Total		$(0.3)	$0.3

		Gain (Loss) Recognized
		in Earnings for the
		Six Months Ended
	Location of Gain (Loss)	November 30,	November 30,
(In millions)	Recognized in Earnings	2024	2023
Commodity contracts	Cost of goods sold	$(3.1)	$0.8
Total		$(3.1)	$0.8

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

Recurring Fair Value Measurements

At November 30, 2024, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative financial instruments (1)	$-	$1.0	$-	$1.0
Total assets	$-	$1.0	$-	$1.0

Liabilities
Derivative financial instruments (1)	$-	$4.0	$-	$4.0
Total liabilities	$-	$4.0	$-	$4.0

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

Non-Recurring Fair Value Measurements

At November 30, 2024 and May 31, 2024, there were no material assets measured at fair value on a non-recurring basis on the consolidated balance sheet.

The fair value of non-derivative financial instruments, including cash and cash equivalents, receivables, income taxes receivable, other assets, accounts payable, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities, approximate carrying value due to their short-term nature.

The remaining carrying value of debt was $115.0 million and $148.0 million at November 30, 2024 and May 31, 2024, respectively, and relates to the Credit Facility, which due to its short-term nature, approximates fair value.

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

The Company’s allocated expenses from the Former Parent, which are substantially recorded in SG&A in the consolidated and combined statements of earnings, were $19.5 million and $38.5 million for the three months and six months ended November 30, 2023, respectively.

Following the Separation, the Company independently incurs expenses as a stand-alone company and corporate expenses from the Former Parent are no longer allocated to the Company; therefore, no related amounts were reflected on the Company’s consolidated financial statements for the three months and six months ended November 30, 2024.

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

Net Sales to the Former Parent

Prior to the Separation, the Company’s net sales to the Former Parent were considered sales on a carve-out basis, and were included within net sales in the combined statements of earnings. Net sales to the Former Parent totaled $19.3 million and $43.8 million for the three months and six months ended November 30, 2023, respectively.

Following the Separation, the majority of the Company’s net sales to the Former Parent are subject to the long-term Steel Supply Agreement and are included within net sales in the consolidated statement of earnings. Net sales to the Former Parent totaled $14.9 million and $30.8 million for the three months and six months ended November 30, 2024, respectively.

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

The corresponding interest expense, which accrued at a rate of 5.0% per annum, was $0.2 million and $0.5 million for the three months and six months ended November 30, 2023. Refer to “Note 7 – Debt” for additional information.

As of November 30, 2024 and May 31, 2024, the outstanding accounts receivable balance with the Former Parent equaled $6.0 million and $9.7 million, respectively, as a result of the net sales to the Former Parent described above.

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

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In millions)	2024	2023	2024	2023
Total net transfers from/(to) the Former Parent per consolidated and combined changes in equity	$-	$(84.9)	$-	$(44.1)
Less: depreciation expense allocated from the Former Parent	-	0.6	-	1.2
Less: stock-based compensation	-	3.3	-	6.1
Total net transfers from/(to) the Former Parent per consolidated and combined statement of cash flows	$-	$(88.8)	$-	$(51.4)

Note 16 – Subsequent Events

On December 3, 2024, Tempel, entered into a Sale and Purchase Agreement and an Investment and Shareholders Agreement (collectively the “Purchase Agreements”) with certain shareholders of S.I.T.E.M. S.p.A. (together with its subsidiaries, Stanzwerk AG, Decoup S.A.S. and Sitem Slovakia spol. s r.o., “Sitem Group”), a joint stock company incorporated under the laws of Italy, and the Sitem Group. The Purchase Agreements provide, among other things, that, upon the terms and subject to the conditions set forth therein, Tempel will purchase from the Sitem Group and certain shareholders of S.I.T.E.M. S.p.A approximately 52% of the issued and outstanding capital stock of Sitem Group (the “Sitem Group Transaction”). Sitem Group produces electric motor laminations and accessory products primarily for automotive and industrial applications in Europe.

The purchase price to be paid by Tempel in the Sitem Group Transaction is approximately €51 million ($53.9 million) plus the contribution of its electrical steel facility in Nagold, Germany, and is subject to adjustment based on the closing consolidated net financial position of Sitem Group. The Purchase Agreements contain customary representations, warranties and covenants, including a covenant that each of the parties will use commercially reasonable efforts to cause the Sitem Group Transaction contemplated by the Purchase Agreements to be consummated. The Purchase Agreements also require Sitem Group to conduct its business and operations during the period between the execution of the Purchase Agreements and the closing of the Sitem Group Transaction according to the ordinary course of business consistent with past practice. The closing is expected to occur in early calendar 2025, subject to the receipt of applicable regulatory approvals and customary closing conditions.

On December 18, 2024, Worthington Steel's Board of Directors (the “Board”) declared a quarterly cash dividend of $0.16 per common share payable on March 28, 2025, to shareholders of record at the close of business on March 14, 2025.

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

Business Overview

We are one of North America’s premier value-added metals processors with the ability to provide a diversified range of products and services that span a variety of end markets. We maintain market leading positions in the North American carbon flat-rolled steel and tailor welded blank industries and are one of the largest global producers of electrical steel laminations. For nearly 70 years, we have been delivering high quality steel processing capabilities across a variety of end-markets including automotive, heavy truck, agriculture, construction, and energy. With the ability to produce customized steel solutions, we aim to be the preferred value-added steel processor in the markets we serve by delivering highly technical, customer specified solutions, while also providing advanced materials support. Our scale and strategic operating footprint allow us to achieve an advantaged cost structure and service platform. We serve our customers primarily by processing flat-rolled steel coils, which we source primarily from various North American steel mills, into the precise type, thickness, length, width, shape, and surface quality required by customer specifications. We sell steel on a direct basis, whereby we are exposed to the risk and rewards of ownership of the material while in our possession. Additionally, we toll process steel under a fee for service arrangement whereby we process customer-owned material. Our manufacturing facilities further benefit from the flexibility to scale between direct and tolling services based on demand dynamics throughout the year.

Our operations are managed principally on a products and services basis under a single group organizational structure. We own controlling interests in the following operating joint ventures: Spartan, TWB, and WSCP. We also own a controlling interest in WSP, which became a nonoperating joint venture in October 2022, when we completed the divestiture of its remaining net assets. The net assets and operating results of these joint ventures are consolidated with the equity owned by the minority joint venture member shown as “Noncontrolling interests” in our consolidated balance sheets, and the noncontrolling interest in net earnings and OCI shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated and combined statements of earnings and consolidated and combined statements of comprehensive income, respectively. Our remaining joint venture, Serviacero Worthington, is unconsolidated and accounted for using the equity method.

Recent Business Developments

•
On December 3, 2024, Tempel executed a definitive agreement to acquire a controlling equity stake in Sitem Group. Sitem Group produces electric motor laminations and accessory products for automotive and industrial applications in Europe.
•
On December 18, 2024, the Board declared a quarterly cash dividend of $0.16 per common share payable on March 28, 2025 to shareholders of record at the close of business on March 14, 2025.

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

General Economic and Market Conditions

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of net sales by end market for the three months and six months ended November 30, 2024, and November 30, 2023 is illustrated below:

	Three months ended		Six months ended
	November 30,	November 30,	November 30,	November 30,
	2024	2023	2024	2023
Automotive	52%	52%	51%	53%
Construction	10%	13%	11%	12%
Machinery & Equipment	9%	8%	9%	8%
Agriculture	3%	4%	4%	4%
Heavy Trucks	4%	4%	4%	5%
Other	22%	19%	21%	18%
Total	100%	100%	100%	100%

The automotive industry is one of the largest consumers of flat-rolled steel in North America, and thus the largest end market for us and our unconsolidated joint venture, Serviacero Worthington. North American vehicle production, including Ford, General Motors and Stellantis North America (the “Detroit Three Automakers”), is a leading indicator of automotive demand. North American vehicle production was slightly down in the second quarter of fiscal 2025 compared to the second quarter in fiscal 2024, while the Detroit Three Automakers vehicle production was slightly up in the second quarter of fiscal 2025 compared to the second quarter in fiscal 2024.

Our remaining net sales are to other markets such as agricultural, appliance, construction, container, energy, heavy truck, HVAC, industrial electric motor, generator, and transformer. Given the many different products that make up our net sales and the wide variety of end markets we serve, it is very difficult to isolate the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. gross domestic product growth (“U.S. GDP”) is a reasonable macroeconomic indicator for analyzing the demand of our end markets other than the automotive industry. U.S. GDP has shown moderate growth, while the U.S Federal Reserve has recently taken action to lower the benchmark interest rate.

Our shipments to the automotive market were down 2% compared to the prior year quarter. Detroit Three Automakers represented 32.4% and 31.0% of our consolidated and combined net sales during the second quarter of fiscal 2025 and fiscal 2024, respectively. The decrease in automotive volume was primarily due to deeper-than-expected production cuts at one of the Detroit Three Automakers as it attempted to right size its inventory levels, with those production cuts increasing as the second quarter of fiscal 2025 progressed. On a year-over-year basis, for the second quarter, we experienced a volume decrease of more than 30% with that customer, mirroring the customer’s estimated decrease in unit production.

During the first and second quarters of fiscal 2025, inflation growth levels have largely moderated compared to the levels experienced over the past two fiscal years. The U.S. Federal Reserve lowered benchmark interest rates during fiscal 2025 in response to decreasing inflation levels. As a result, borrowing costs have generally decreased, and we have benefited from lower rates on our Credit Facility.

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended			Six Months Ended
	November 30,			November 30,
	2024	2023 (1)	Inc/ (Dec)	2024	2023 (1)	Inc/ (Dec)
U.S. GDP (% growth year-over-year)	2.8%	3.1%	(0.3%)	2.9%	2.9%	0.0%
Hot-Rolled Steel ($ per ton) (2)	$690	$747	$(57)	$690	$813	$(123)
Detroit Three Auto Build (000's vehicles) (3)	1,673	1,626	47	3,220	3,394	(174)
No. America Auto Build (000's vehicles) (3)	4,014	4,058	(44)	7,705	8,037	(332)
Zinc ($ per pound) (4)	$1.36	$1.14	$0.22	$1.31	$1.11	$0.20
Natural Gas ($ per mcf) (5)	$2.62	$2.96	$(0.34)	$2.50	$2.77	$(0.27)
On-Highway Diesel Fuel Prices ($ per gallon) (6)	$3.56	$4.44	$(0.88)	$3.64	$4.23	$(0.59)

(1)
Fiscal 2024 figures are based on revised actuals
(2)
CRU Hot-Rolled Coil (“HRC”) Index: period average
(3)
S&P Global
(4)
LME Zinc; period average
(5)
NYMEX Henry Hub Natural Gas; period average
(6)
Energy Information Administration; period average

The following table summarizes the concentration percentage of consolidated or combined net sales for the periods presented:

	Three months ended		Six months ended
	November 30,	November 30,	November 30,	November 30,
(Percentage of Net Sales)	2024	2023	2024	2023
End Market – Automotive	52%	52%	51%	53%
Detroit Three Automakers	32.4%	31.0%	32.2%	32.5%
Largest Automotive Customer	15.2%	14.9%	14.2%	15.8%

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

The market price of our products is closely related to the price of HRC. The price of benchmark HRC is primarily affected by the demand for steel and the cost of raw materials. Over fiscal 2024, Steel prices declined in the first, second and fourth quarters more than offset the increase in prices in the third quarter, which resulted in the fiscal 2024 average price being lower as compared to fiscal 2023. Steel prices declined during the first quarter of fiscal 2025, but largely stabilized during the second quarter of fiscal 2025. The price declines over the first and second quarters of fiscal 2025 compared to the end of fiscal 2024 resulted in estimated inventory holding losses of $13.4 million. We expect minimal inventory holding impact in the third quarter of fiscal 2025.

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

The following table presents the average quarterly market price per ton of hot-rolled steel during fiscal 2025 (first and second quarter), fiscal 2024, and fiscal 2023:

	Fiscal Year
(Dollars per ton) (1)	2025	2024	2023
1st Quarter	$690	$879	$978
2nd Quarter	$690	$747	$742
3rd Quarter	N/A	$1,030	$720
4th Quarter	N/A	$809	$1,116
Annual Avg.	$690	$866	$889

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

Foreign Exchange Rate Risk

Although the substantial majority of our business activity takes place in the U.S., we derive a portion of our revenues and earnings from operations in foreign countries. Our foreign currency exposure primarily consists of the Canadian dollar, Mexican peso, Chinese yuan, Indian rupee, and Euro through our operations in Canada, Mexico, China, India, and Germany, respectively. We have exposure to exchange rate fluctuations, both due to translation and transaction exposures. Translation exposures arise from measuring income statements of foreign subsidiaries with functional currencies other than the U.S. dollar. Transaction exposures involve impacts from 1) input costs that are denominated in currencies other than the local reporting currency and 2) revaluation of working capital balances denominated in currencies other than the functional currency. We have experienced foreign exchange impacts in the past due to the weakening of certain foreign currencies versus the US dollar, which have negatively impacted net earnings and cash flows. In response to the devaluation of foreign currencies (including those deemed highly inflationary), any lags or inability (due to government restrictions) to implement price increases or the negative impacts of such actions may lead to a decline in our net earnings and cash flows.

Results of Operations

Second Quarter – Fiscal 2025 Compared to Fiscal 2024

The following table presents a review of the results of operations for the three months ended November 30, 2024, and November 30, 2023.

	Three Months Ended
	November 30,	November 30,	Increase/
(In millions, except volume and per common share amounts)	2024	2023	(Decrease)
Volume (tons)	936,069	968,595	(32,526)
Net sales	$739.0	$808.0	$(69.0)
Operating income (loss)	18.9	(8.8)	27.7
Equity income	(0.9)	3.8	(4.7)
Net earnings (loss) attributable to controlling interest	12.8	(6.0)	18.8
Earnings (loss) per diluted common share attributable to controlling interest (1)	$0.25	$(0.12)	$0.37

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

Net sales totaled $739.0 million in the second quarter of fiscal 2025, down $69.0 million compared to the second quarter of fiscal 2024. The decrease was primarily due to lower volumes and direct selling prices. Direct tons sold decreased 5% and toll tons sold decreased 1% in the second quarter of fiscal 2025 compared to the prior year quarter. Direct selling prices decreased 4% in the second quarter of fiscal 2025 compared to the prior year quarter. The mix of direct versus toll volumes was 55% to 45% in the second quarter of fiscal 2025 compared to 56% to 44% in the prior year quarter.

Gross Margin

	Three Months Ended
	November 30,	% of	November 30,	% of	Increase/
(In millions)	2024	Net sales	2023	Net sales	(Decrease)
Gross margin	$80.0	10.8%	$60.2	7.5%	$19.8

Gross margin increased $19.8 million over the prior year quarter to $80.0 million, primarily due to favorable direct spreads (sales less material costs), offset by lower volume. Direct spreads, up $31.1 million, were impacted by a $21.4 million favorable change from an estimated $34.8 million inventory holding loss in the second quarter of fiscal 2024 compared to estimated $13.4 million inventory holding loss in the second quarter of fiscal 2025.

Selling, General and Administrative Expense

	Three Months Ended
	November 30,	% of	November 30,	% of	Increase/
(In millions)	2024	Net sales	2023	Net sales	(Decrease)
Selling, general and administrative expense	$61.1	8.3%	$54.1	6.7%	$7.0

SG&A increased $7.0 million over the prior year quarter primarily due to increased wage and benefit costs, incremental costs of being a stand-alone public company following the Separation, a $2.0 million increase in bad debt expenses, and an additional $2.0 million of professional fees associated with the Sitem Group Transaction.

Other Operating Items

	Three Months Ended
	November 30,	November 30,	Increase/
(In millions)	2024	2023	(Decrease)
Separation costs	-	14.9	(14.9)

Separation costs decreased by $14.9 million in the second quarter of fiscal 2025 as the Separation was finalized on December 1, 2023, which was the first day of the third quarter of fiscal 2024. No additional Separation costs are expected subsequent to fiscal 2024, and no additional Separation costs were recognized in the second quarter of fiscal 2025. Refer to “Note 1 – Description of Business, The Separation, Agreements with the Former Parent and Separation Costs, and Basis of Presentation” for additional information.

Miscellaneous Income (Expense), Net

	Three Months Ended
	November 30,	November 30,	Increase/
(In millions)	2024	2023	(Decrease)
Miscellaneous income, net	$3.8	$0.6	$3.2

Miscellaneous income (expense), net increased $3.2 million from the second quarter of fiscal 2024 primarily due to the annuitization of a portion of the total projected benefit obligation of the inactive Tempel Steel Pension Plan, which resulted in a pre-tax, non-cash settlement gain of $2.7 million to accelerate a portion of deferred pension cost and recognition of a pre-tax gain of $1.5 million related to the sale of unused land in China. Additionally, in the second quarter of fiscal 2025, foreign currency remeasurement losses were $0.7 million compared to foreign currency remeasurement gains of $0.2 million, primarily related to Tempel operations in Mexico, in the second quarter of fiscal 2024.

Interest Expense, Net

	Three Months Ended
	November 30,	November 30,	Increase/
(In millions)	2024	2023	(Decrease)
Interest expense, net	$2.1	$0.2	$1.9

Interest expense, net increased $1.9 million from the second quarter of fiscal 2024, primarily due to higher average debt levels associated with the borrowings under the Credit Facility utilized to fund the $150.0 million distribution to the Former Parent. This was partially offset by a reduction in interest expense in the second quarter of fiscal 2025 as compared to the prior year quarter due to the TWB Term Loan, which was contributed to the Company in connection with the Separation on December 1, 2023. Refer to “Note 7 – Debt” for additional information.

Equity Income

	Three Months Ended
	November 30,	November 30,	Increase/
(In millions)	2024	2023	(Decrease)
Serviacero Worthington	$(0.9)	$3.8	$(4.7)

Equity income at Serviacero Worthington decreased $4.7 million from the second quarter of fiscal 2024, driven by lower direct spreads in the current year quarter due to inventory holding gains in the prior year quarter not realized in the current year quarter, as well as unfavorable foreign currency exchange impacts.

Income Taxes

	Three Months Ended
	November 30,	Effective	November 30,	Effective	Increase/
(In millions)	2024	Tax Rate	2023	Tax Rate	(Decrease)
Income tax expense (benefit)	$3.6	22.2%	$(2.5)	29.9%	$6.1

Income tax expense was $3.6 million in the second quarter of fiscal 2025 compared to an income tax benefit of $2.5 million in the second quarter of fiscal 2024. The increase in income tax expense was primarily driven by higher pre-tax earnings. The income tax expense in the current quarter resulted in an effective tax rate of 22.2%, compared to 29.9% for the prior year quarter. For additional information regarding our income taxes, refer to “Note 10 – Income Taxes.”

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

The following table provides a reconciliation of net earnings attributable to controlling interest (the most comparable GAAP financial measure) to adjusted EBIT for the periods presented:

	Three Months Ended
	November 30,	November 30,
(In millions)	2024	2023
Net earnings (loss) attributable to controlling interest (GAAP)	$12.8	$(6.0)
Interest expense, net	2.1	0.2
Income tax expense (benefit)	3.6	(2.5)
EBIT (non-GAAP)	18.5	(8.3)
Separation costs (1)	-	14.9
Pension settlement gain (2)	(2.7)	-
Gain on land sale (3)	(1.5)	-
Adjusted EBIT (non-GAAP)	$14.3	$6.6

(1)
Separation costs reflect the direct and incremental costs incurred in connection with the Separation. These costs have been directly attributed to us to the extent incurred to our direct benefit, and include third-party advisory fees, certain employee-related costs and non-recurring costs associated with the separation of shared corporate functions.
(2)
Pension settlement gain reflects the pension lift-out transaction to transfer a portion of the total projected benefit obligation of the Tempel pension plan to a third-party insurance company, which resulted in a pre-tax non-cash gain, is excluded as it is not part of our ongoing operations.
(3)
Gain on land sale reflects the sale of unused land on the campus of the Tempel China, which resulted in a pre-tax gain, is excluded as it is not part of our ongoing operations.

Adjusted EBIT in the second quarter of fiscal 2025 was up $7.7 million compared to the second quarter of fiscal 2024 primarily due to a $19.8 million increase in gross margin which was impacted by a $21.4 million favorable change from an estimated $34.8 million inventory holding loss in the second quarter of fiscal 2024 compared to an estimated $13.4 million inventory holding loss in the second quarter of fiscal 2025. The increase in gross margin was partially offset by a $7.0 million increase in SG&A as compared to the prior year quarter, which was driven by an increase in wage and benefit costs, incremental costs of being a stand-alone public company, an increase in bad debt expenses, and additional professional fees associated with the Sitem Group Transaction, and lower equity earnings at Serviacero Worthington.

Six Months Year-to-Date – Fiscal 2025 Compared to Fiscal 2024

The following table presents a review of the results of operations for the six months ended November 30, 2024 and November 30, 2023.

	Six Months Ended
	November 30,	November 30,	Increase/
(In millions, except volume and per common share amounts)	2024	2023	(Decrease)
Volume (tons)	1,930,162	1,992,140	(61,978)
Net sales	$1,573.0	$1,713.8	$(140.8)
Operating income	62.3	60.9	1.4
Equity income	0.4	12.8	(12.4)
Net earnings attributable to controlling interest	41.2	52.5	(11.3)
Earnings per diluted common share attributable to controlling interest (1)	$0.82	$1.07	$(0.25)

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

Net sales totaled $1,573.0 million in the current year period, down $140.8 million from the prior year period, driven primarily by lower average direct selling prices and lower volumes. Direct selling prices decreased 5% in the current year period compared to the prior year period. Direct tons sold decreased 5% and toll tons sold decreased 1% in the current year period compared to the prior year period. The mix of direct versus toll volumes was 56% to 44% in both the current year period and the prior year period.

Gross Margin

	Six Months Ended
	November 30,	% of	November 30,	% of	Increase/
(In millions)	2024	Net sales	2023	Net sales	(Decrease)
Gross margin	$180.4	11.5%	$188.7	11.0%	$(8.3)

Gross margin decreased $8.3 million over the prior year period to $180.4 million, primarily due to lower direct volume, partially offset by improved direct spreads (sales less material costs) and improved mix within toll processing in the current year period compared with the prior year period. Direct volumes, down 5% compared with the prior year period, unfavorably impacted gross margin by $20.4 million. Direct spreads, excluding the Voestalpine Nagold acquisition, were up $3.5 million compared with the prior year period despite an estimated $10.8 million unfavorable change from $19.3 million estimated inventory holding losses in the prior year period to estimated $30.1 million estimated inventory losses in the current period. Improved mix within toll processing resulted in a $9.0 million increase in gross margin compared with the prior year period.

Selling, General and Administrative Expense

	Six Months Ended
	November 30,	% of	November 30,	% of	Increase/
(In millions)	2024	Net sales	2023	Net sales	(Decrease)
Selling, general and administrative expense	$118.1	7.5%	$107.9	6.3%	$10.2

SG&A increased $10.2 million over the prior year period primarily due to increased wage and benefit costs, incremental costs of being a stand-alone public company following the Separation, a $2.5 million increase in bad debt expenses, and an additional $2.0 million of professional fees associated with the Sitem Group Transaction.

Other Operating Items

	Six Months Ended
	November 30,	November 30,	Increase/
(In millions)	2024	2023	(Decrease)
Impairment of long-lived assets	$-	$1.4	$(1.4)
Separation costs	-	18.5	(18.5)

Impairment of long-lived assets in the prior year period was driven by changes in the estimated fair market value less cost to sell related to ongoing efforts to divest certain production equipment of our former toll processing facility in Cleveland, Ohio. Refer to “Note 4 – Impairment of Long-Lived Assets” for additional information.

Separation costs decreased by $18.5 million in the prior year period as the Separation was finalized on December 1, 2023, which was the first day of the third quarter of fiscal 2024. No additional Separation costs are expected subsequent to fiscal 2024, and no additional Separation costs were recognized in the current year period. Refer to “Note 1 – Description of Business, The Separation, Agreements with the Former Parent and Separation Costs, and Basis of Presentation” for additional information.

Miscellaneous Income (Expense), Net

	Six Months Ended
	November 30,	November 30,	Increase/
(In millions)	2024	2023	(Decrease)
Miscellaneous income (expense), net	$(2.1)	$1.5	$(3.6)

Miscellaneous income (expense), net decreased $3.6 million from the prior year period primarily due to $4.4 million of expense related to the first quarter fiscal 2025 recognition of a tax indemnity payable to the former owners of Tempel associated with the final favorable ruling in a pre-acquisition tax matter in one of the jurisdictions in which Tempel operates. Additionally, in the current year period foreign currency remeasurement losses were $2.6 million compared to foreign currency remeasurement gains of $0.7 million, primarily related to Tempel and TWB operations in Mexico, in the prior year period.

The decreases from the prior year period were offset by the annuitization of a portion of the total projected benefit obligation of the inactive Tempel Steel Pension Plan resulted in a pre-tax, non-cash settlement gain of $2.7 million to accelerate a portion of deferred pension cost. Additionally, we recognized a pre-tax gain of $1.5 million sale of unused land in China.

Interest Expense, Net

	Six Months Ended
	November 30,	November 30,	Increase/
(In millions)	2024	2023	(Decrease)
Interest expense, net	$4.7	$0.7	$4.0

Interest expense, net increased $4.0 million from the prior year period primarily due to higher average debt levels associated with borrowings under the Credit Facility utilized to fund the $150.0 million distribution to the Former Parent. This was partially offset by a reduction of interest expense associated with the TWB Term Loan, which was contributed to the Company in connection with the Separation on December 1, 2023, as well as by the reduction in interest expense in the second quarter of fiscal 2025 as compared to the prior year quarter due to the outstanding short-term borrowings under the AR Facility, which was terminated in June 2023. Refer to “Note 7 – Debt” for additional information.

Equity Income

	Six Months Ended
	November 30,	November 30,	Increase/
(In millions)	2024	2023	(Decrease)
Serviacero Worthington	$0.4	$12.8	$(12.4)

Equity income at Serviacero Worthington decreased $12.4 million over the prior year period driven by lower volume and lower direct spreads in the current year period due to inventory holding gains in the prior year period not realized in the current year period, as well as unfavorable foreign currency exchange impacts.

Income Taxes

	Six Months Ended
	November 30,	Effective	November 30,	Effective	Increase/
(In millions)	2024	Tax Rate	2023	Tax Rate	(Decrease)
Income tax expense	$7.6	15.6%	$14.5	21.6%	$(6.9)

Income tax expense was $7.6 million for the current year period compared to $14.5 million for the prior year period. The decrease in income tax expense was driven by lower pre-tax earnings and the recognition of a discrete $4.4 million net tax benefit related to pre-acquisition matters at Tempel. Income tax expense in the current year period resulted in an effective tax rate of 15.6% compared to 21.6% for the prior year period. For additional information regarding our income taxes, refer to “Note 10 – Income Taxes.”

Adjusted EBIT

The following table provides a reconciliation of net earnings attributable to controlling interest (the most comparable GAAP financial measure) to adjusted EBIT for the periods presented:

	Six Months Ended
	November 30,	November 30,
(In millions)	2024	2023
Net earnings attributable to controlling interest (GAAP)	$41.2	$52.5
Interest expense, net	4.7	0.7
Income tax expense	7.6	14.5
EBIT (non-GAAP)	53.5	67.7
Impairment of long-lived assets (1)	-	0.9
Separation costs (2)	-	18.5
Tax indemnification adjustment (3)	4.4	-
Pension settlement gain (4)	(2.7)	-
Gain on land sale (5)	(1.5)	-
Adjusted EBIT (non-GAAP)	$53.7	$87.1

(1)
Impairment charges are excluded because they do not occur in the ordinary course of our ongoing business operations, are inherently unpredictable in timing and amount, and are non-cash, so their exclusion facilitates the comparison of historical, current and forecasted financial results. Non-cash impairment charge in the prior year period was driven by changes in the estimated fair market value less cost to sell related to ongoing efforts to divest certain production equipment at WSCP’s former toll processing facility in Cleveland, Ohio, and excludes the noncontrolling interest portion of impairment of long-lived assets of $0.5 million the prior year period. A more detailed discussion of our impairment activity can be found elsewhere in this MD&A as well as in “Note 4 – Impairment of Long-Lived Assets.”
(2)
Separation costs reflect the direct and incremental costs incurred in connection with the Separation. These costs have been directly attributed to us to the extent incurred to our direct benefit, and include third-party advisory fees, certain employee-related costs and non-recurring costs associated with the separation of shared corporate functions.
(3)
Tax indemnification adjustment reflects the income tax benefit and indemnification payable adjustments reported in Miscellaneous income (expense), net and income tax expense related to an indemnification agreement with the former owners of Tempel as a result of a first quarter fiscal 2025 favorable tax ruling in one of the jurisdictions in which Tempel operates. The indemnification agreement, which was entered into with the former Tempel owners at the time we acquired Tempel, provides protection to us from rulings by tax authorities regarding events that occurred through the acquisition date.

(4)
Pension settlement gain reflects the pension lift-out transaction to transfer a portion of the total projected benefit obligation of the Tempel pension plan to a third-party insurance company, which resulted in a pre-tax non-cash charge, is excluded as it is not part of the Company’s ongoing operations.
(5)
Gain on land sale reflects the sale of unused land on the campus of the Tempel China, which resulted in a pre-tax gain, is excluded as it is not part of the Company’s ongoing operations.

Adjusted EBIT was down $33.4 million compared to the prior year period primarily due to a $12.4 million decrease in equity earnings at Serviacero Worthington, a $10.2 million increase in SG&A, and an $8.3 million decrease in gross margin compared to the prior year period.

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

During the six months ended November 30, 2024, we generated $122.6 million of cash from operating activities and invested $56.3 million in property, plant and equipment. Additionally, we made net debt repayments of $33.0 million under the Credit Facility, and we paid dividends of $15.9 million. The following table summarizes our consolidated and combined cash flows for the periods presented.

	Six Months Ended
	November 30,	November 30,
(In millions)	2024	2023
Net cash provided by operating activities	$122.6	$119.2
Net cash used in investing activities	(55.2)	(56.4)
Net cash provided by (used in) financing activities	(55.6)	118.9
Increase in cash and cash equivalents	11.8	181.7
Cash and cash equivalents at beginning of period	40.2	32.7
Cash and cash equivalents at end of period	$52.0	$214.4

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

Net cash provided by operating activities was $122.6 million during the six months ended November 30, 2024, compared to $119.2 million net cash provided by operating activities during the six months ended November 30, 2023. This change was primarily due to a $2.6 million increase in cash from net operating working capital (accounts receivable, inventories, and accounts payable), driven by the reduction in average steel prices over the prior year period. Additionally, we received a $5.0 million dividend from Serviacero Worthington in the current year period as compared to $0 in the prior year period.

Investing Activities

Net cash used in investing activities was $55.2 million during the six months ended November 30, 2024, compared to $56.4 million during the six months ended November 30, 2023. In the current year period, the driver of net cash used in investing activities was primarily related to capital expenditures, which were substantially related to the previously announced strategic expansions of our electrical steel operations in Mexico and Canada to service the automotive and transformer markets, respectively, as well as certain other assets. In the prior year period, we paid $21.0 million, net of cash acquired, for the acquisition of Voestalpine Nagold. See Note 12 – “Acquisitions” for further information.

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

Financing Activities

Net cash used in financing activities was $55.6 million during the six months ended November 30, 2024, compared to net cash provided by financing activities of $118.9 million during the six months ended November 30, 2023. In the prior year period, the increase in cash provided by financing activities was driven by the $175.0 million related to the Credit Facility (see the “Revolving credit facility” section below), offset by the net cash provided to the Former Parent in connection with the centralized cash management program which was utilized to fund working capital requirements prior to the Separation. The current year period included net short-term repayments of $33.0 million under our Credit Facility and $15.9 million of dividends paid to shareholders of our common shares.

Revolving credit facility – We entered into the Credit Facility on November 30, 2023, immediately prior to the Separation. The Credit Facility allows for borrowings of up to $550.0 million, to the extent secured by eligible accounts receivable and inventory balances at period end, which consist primarily of U.S. dollar denominated account balances. Individual amounts drawn under the Credit Facility will have interest periods of up to six months and will accrue interest at rates equal to an applicable margin over the applicable term SOFR Rate, plus a SOFR adjustment. We incurred approximately $2.7 million of issuance costs, of which $2.5 million will be amortized to interest expense over the five-year Credit Facility term and are reflected in other assets

As of November 30, 2024, we were in compliance with the financial covenants of the Credit Facility. The Credit Facility does not include credit rating triggers. There were $115.0 million outstanding borrowings drawn against the Credit Facility at November 30, 2024, leaving a borrowing capacity of $435.0 million, subject to the eligible borrowing base, available for use. Under the Credit Facility, we may extend borrowings up to the maturity date subject to the eligible borrowing base.

Common shares – Prior to the Separation, our common shares were owned by the Former Parent. After the Separation was completed as described in “Note 9 – Equity”, there were 49.3 million shares issued and outstanding. On December 1, 2023, the common shares began trading on the NYSE under the ticker symbol “WS.”

On December 18, 2024, the Board declared a quarterly cash dividend of $0.16 per common share payable on March 28, 2025, to shareholders of record at the close of business on March 14, 2025.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated and combined financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience, current trends and other factors that we believe to be relevant and reasonable under the circumstances at the time the estimate was made. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting estimates are defined as those that reflect our significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. Although actual results historically have not deviated significantly from those determined using our estimates, our financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such estimates. Our critical accounting estimates have not significantly changed from those discussed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of the 2024 Form 10-K.

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

Management, under the supervision of and with the participation of Worthington Steel’s principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q (the quarterly period ended November 30, 2024). Based on that evaluation, Worthington Steel’s principal executive officer and principal financial officer have concluded that such disclosure controls and procedures designed at the reasonable assurance level and were effective at a reasonable assurance level as of the end of the quarterly period covered by this Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Form 10-Q (the quarterly period ended November 30, 2024) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. – Legal Proceedings

We are involved in various judicial and administrative proceedings, as both plaintiff and defendant, arising in the ordinary course of business. We do not believe that any such proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A. – Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “PART I – Item 1A. – Risk Factors” of the 2024 Form 10-K available at www.sec.gov or at www.worthingtonsteel.com, we included a detailed discussion of our risk factors. Our risk factors have not changed significantly from those disclosed in the 2024 Form 10-K. These risk factors should be read carefully when evaluating our business and investments in the common shares and in connection with the forward-looking statements and other information contained in this Form 10-Q. Any of the risks described in the 2024 Form 10-K could materially affect our business, consolidated and combined financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in the 2024 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, consolidated financial condition and/or future results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no equity securities of Worthington Steel sold by Worthington Steel during the period covered by this Form 10-Q, that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Common shares withheld to cover tax withholding obligations in connection with the vesting of restricted stock awards and performance share awards are treated as common share repurchases. Those withheld common shares are not considered common share repurchases under an authorized common share repurchase plan. The table below provides information regarding common shares withheld from our employees to satisfy minimum statutory tax withholding obligations arising from the vesting of restricted common shares. The presentation of the table below and related footnotes represent full common share amounts.

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs (1)	Plans or Programs (2)
September 1-30, 2024	151	$31.82	-	-
October 1-31, 2024	2,698	39.36	-	-
November 1-30, 2024	-	-	-	-
Total	2,849	$38.96	-

(1)
There were no common shares purchased during the period presented as part of publicly announced plans or programs.
(2)
No publicly announced plans or programs existed for the period presented.

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

During the second quarter of fiscal 2025, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. – Exhibits

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Separation and Distribution Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	8-K	2.1	12/5/2023

3.1	Amended Articles of Incorporation of Worthington Steel, Inc.	8-K	3.1	12/5/2023

3.2	Amended Regulations of Worthington Steel, Inc.	8-K	3.2	12/5/2023

31.1*	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)

31.2*	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)

32.1**	Section 1350 Certification of Principal Executive Officer

32.2**	Section 1350 Certification of Principal Financial Officer

101*	Inline XBRL Document Set for the condensed consolidated and combined financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith

**Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON STEEL, INC.

Date: January 13, 2025	By:	/s/ Timothy A. Adams
Timothy A. Adams,
Vice President and Chief Financial Officer
(On behalf of the Registrant as Duly Authorized Officer and as Principal Financial Officer)