Form 10-Q
period 2025-02-28
Worthington Steel, Inc.
filed 2025-04-11
CIK 1968487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2025

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On April 7, 2025, the number of common shares, without par value, of the registrant issued and outstanding was 50,740,546.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING StatementS

Selected statements made by Worthington Steel, Inc. (“Worthington Steel” and, together with its consolidated subsidiaries, the “Company,” “we,” “us,” or “our”) contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”), including, without limitation, in “PART I – Item 1. – Note 6 – Contingent Liabilities and Commitments” and in “PART I – Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements,” as that term is used in the Private Securities Litigation Reform Act of 1995, as amended (the “PSLRA”). Forward-looking statements reflect the Company’s current expectations, estimates or projections concerning future results or events. These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “should,” “would,” “intend,” “plan,” “will,” “likely,” “estimate,” “project,” “position,” “strategy,” “target,” “aim,” “seek,” “foresee,” or other similar words or phrases. These forward-looking statements include, without limitation, statements relating to:

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
•
the impact of tariffs, the adoption of trade restrictions affecting the Company’s products, suppliers or customers, a United States (“U.S.”) withdrawal from or significant renegotiation of trade agreements, the occurrence of trade wars, the closing of border crossings, and other changes in trade regulations or relationships;
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
•
impairment of the recorded value of inventory, equity investments, fixed assets, goodwill and other assets;
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

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON STEEL, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	(Unaudited)
	February 28,	May 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$63.3	$40.2
Receivables, less allowances of $3.9 and $3.2, respectively	413.8	472.6
Inventories:
Raw materials	132.7	150.2
Work in process	140.6	176.8
Finished products	69.0	78.3
Total inventories	342.3	405.3
Income taxes receivable	6.9	4.2
Assets held for sale	1.1	2.9
Prepaid expenses and other current assets	85.2	76.6
Total current assets	912.6	1,001.8
Investment in unconsolidated affiliate	122.6	135.0
Operating lease assets	73.6	72.9
Goodwill	79.3	79.6
Other intangible assets, net of accumulated amortization of $48.8 and $45.3, respectively	69.3	77.0
Deferred income taxes	10.3	8.5
Other assets	15.3	16.8
Property, plant and equipment:
Land	38.2	37.9
Buildings and improvements	188.6	177.1
Machinery and equipment	927.1	893.8
Construction in progress	113.1	83.6
Total property, plant and equipment	1,267.0	1,192.4
Less: accumulated depreciation	750.3	717.6
Total property, plant and equipment, net	516.7	474.8
Total assets	$1,799.7	$1,866.4

See condensed notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	(Unaudited)
	February 28,	May 31,
	2025	2024
Liabilities and equity
Current liabilities:
Accounts payable	$334.9	$380.4
Short-term borrowings	110.0	148.0
Accrued compensation, contributions to employee benefit plans and related taxes	40.7	52.8
Dividends payable	9.1	8.7
Other accrued items	17.8	15.7
Current operating lease liabilities	7.4	7.6
Income taxes payable	1.1	5.2
Total current liabilities	521.0	618.4
Other liabilities	35.8	34.3
Long-term debt	2.2	-
Noncurrent operating lease liabilities	69.6	68.3
Deferred income taxes, net	28.0	27.9
Total liabilities	656.6	748.9
Preferred shares, without par value; authorized – 1,000,000 shares; issued or outstanding – 0 shares	-	-
Common shares, without par value; authorized – 150,000,000 shares; issued and outstanding – 49,535,449 shares and 49,331,514 shares, respectively	-	-
Additional Paid-in Capital	911.2	905.3
Retained Earnings	116.5	86.1
Accumulated other comprehensive income (loss), net of taxes of $(0.9) and $(1.7), respectively	(15.4)	(6.1)
Total Shareholders’ equity – controlling interest	1,012.3	985.3
Noncontrolling interests	130.8	132.2
Total equity	1,143.1	1,117.5
Total liabilities and equity	$1,799.7	$1,866.4

See condensed notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS

(In millions, except per common share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Net sales	$687.4	$805.8	$2,260.4	$2,519.6
Cost of goods sold	606.2	685.7	1,998.8	2,210.8
Gross margin	81.2	120.1	261.6	308.8
Selling, general and administrative expense	54.6	52.8	172.7	160.7
Impairment of assets	7.4	-	7.4	1.4
Restructuring and other expense, net	0.9	-	0.9	-
Separation costs	-	1.0	-	19.5
Operating income	18.3	66.3	80.6	127.2
Other income (expense):
Miscellaneous income (expense), net	0.2	0.1	(1.9)	1.6
Interest expense, net	(1.4)	(2.9)	(6.1)	(3.6)
Equity in net income of unconsolidated affiliate	-	2.9	0.4	15.7
Earnings before income taxes	17.1	66.4	73.0	140.9
Income tax expense	5.0	14.0	12.6	28.5
Net earnings	12.1	52.4	60.4	112.4
Net earnings (loss) attributable to noncontrolling interests	(1.7)	3.4	5.4	10.9
Net earnings attributable to controlling interest	$13.8	$49.0	$55.0	$101.5

Basic
Weighted average common shares outstanding(1)	49.5	49.3	49.5	49.3
Earnings per common share attributable to controlling interest	$0.28	$0.99	$1.11	$2.06

Diluted
Weighted average common shares outstanding(2)	50.5	50.3	50.5	49.6
Earnings per common share attributable to controlling interest	$0.27	$0.98	$1.09	$2.05

Common shares outstanding at end of period	49.5	49.3	49.5	49.3

Cash dividends declared per common share	$0.16	$0.16	$0.48	$0.16

(1)
Prior to the third quarter of fiscal 2024, reported Weighted average common shares outstanding (Basic) reflects the basic common shares at the Separation. This share amount is being utilized for the calculation of basic earnings per common share for periods presented prior to the Separation.

(2)
Prior to the third quarter of fiscal 2024, reported Weighted average common shares outstanding (Diluted) reflects the basic common shares at the Separation. This share amount is being utilized for the calculation of diluted earnings per common share for periods presented prior to the Separation.

See condensed notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Net earnings	$12.1	$52.4	$60.4	$112.4
Other comprehensive income (loss), net of tax
Foreign currency translation	(3.7)	(0.4)	(6.4)	(0.7)
Pension liability adjustment	-	-	(1.0)	-
Cash flow hedges	(1.9)	(6.7)	(1.9)	(3.5)
Other comprehensive loss	(5.6)	(7.1)	(9.3)	(4.2)
Comprehensive income	6.5	45.3	51.1	108.2
Comprehensive income (loss) attributable to noncontrolling interests	(1.7)	3.4	5.4	10.9
Comprehensive income attributable to controlling interest	$8.2	$41.9	$45.7	$97.3

See condensed notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	February 28,	February 29,
	2025	2024
Operating activities:
Net earnings	$60.4	$112.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	49.1	49.2
Impairment of assets	7.4	1.4
Benefit from deferred income taxes	(2.3)	(1.1)
Bad debt expense (income)	1.9	(0.6)
Equity in net income of unconsolidated affiliate, net of distributions	12.4	(15.7)
Net gain on sale of assets	(1.1)	(0.4)
Stock-based compensation	8.1	8.3
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	58.0	4.4
Inventories	63.0	13.4
Accounts payable	(58.9)	(4.4)
Accrued compensation and employee benefits	(12.1)	1.7
Other operating items, net	(9.5)	(4.7)
Net cash provided by operating activities	176.4	163.9

Investing activities:
Investment in property, plant and equipment	(84.9)	(58.6)
Proceeds from sale of assets, net of selling costs	1.1	0.8
Acquisitions, net of cash acquired	-	(21.0)
Net cash used in investing activities	(83.8)	(78.8)

Financing activities:
Distribution to the Former Parent in connection with the Separation	-	(150.0)
Transfers to the Former Parent, net	-	(47.6)
Proceeds from (repayment of) short-term borrowings	(20.0)	127.2
Proceeds from revolving credit facility borrowings - swing loans	337.5	142.6
Repayment of revolving credit facility borrowings - swing loans	(355.5)	(125.4)
Proceeds from long-term debt, net of issuance costs	2.2	-
Payments for issuance of common shares, net of tax withholdings	(2.9)	-
Payments to noncontrolling interests	(6.9)	(3.8)
Dividends paid	(23.9)	-
Net cash used in financing activities	(69.5)	(57.0)

Increase in cash and cash equivalents	23.1	28.1
Cash and cash equivalents at beginning of period	40.2	32.7
Cash and cash equivalents at end of period	$63.3	$60.8

See condensed notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(In millions, except per common share amounts)

(Unaudited)

	Controlling Interest

				Net	Accumulated
				Investment	Other
			Additional	by the	Comprehensive
	Common Shares		Paid-in	Former	Income (Loss),	Retained		Noncontrolling
	Shares	Amount	Capital	Parent	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2024	49,331,514	$-	$905.3	$-	$(6.1)	$86.1	$985.3	$132.2	$1,117.5
Net earnings	-	-	-	-	-	28.4	28.4	3.8	32.2
Other comprehensive income	-	-	-	-	2.2	-	2.2	-	2.2
Common shares issued, net of withholding tax	93,217	-	(1.6)	-	-	-	(1.6)	-	(1.6)
Stock-based compensation	-	-	3.0	-	-	-	3.0	-	3.0
Dividends to noncontrolling interests	-	-	-	-	-	-	-	(1.9)	(1.9)
Cash dividends declared ($0.16) per common share	-	-	-	-	-	(8.2)	(8.2)	-	(8.2)
Balance at August 31, 2024	49,424,731	$-	$906.7	$-	$(3.9)	$106.3	$1,009.1	$134.1	$1,143.2
Net earnings	-	-	-	-	-	12.8	12.8	3.3	16.1
Other comprehensive loss	-	-	-	-	(5.9)	-	(5.9)	-	(5.9)
Common shares issued, net of withholding tax	58,251	-	(0.1)	-	-	-	(0.1)	-	(0.1)
Theoretical common shares in non-qualified deferred compensation plans	-	-	0.1	-	-	-	0.1	-	0.1
Stock-based compensation	-	-	2.9	-	-	-	2.9	-	2.9
Dividends to noncontrolling interests	-	-	-	-	-	-	-	(3.1)	(3.1)
Cash dividends declared ($0.16) per common share	-	-	-	-	-	(8.1)	(8.1)	-	(8.1)
Balance at November 30, 2024	49,482,982	$-	$909.6	$-	$(9.8)	$111.0	$1,010.8	$134.3	$1,145.1
Net earnings (loss)	-	-	-	-	-	13.8	13.8	(1.7)	12.1
Other comprehensive loss	-	-	-	-	(5.6)	-	(5.6)	-	(5.6)
Common shares issued, net of withholding tax	52,467	-	(1.2)	-	-	-	(1.2)	-	(1.2)
Stock-based compensation	-	-	2.8	-	-	-	2.8	-	2.8
Dividends to noncontrolling interest	-	-	-	-	-	-	-	(1.8)	(1.8)
Cash dividends declared ($0.16) per common share	-	-	-	-	-	(8.3)	(8.3)	-	(8.3)
Balance at February 28, 2025	49,535,449	$-	$911.2	$-	$(15.4)	$116.5	$1,012.3	$130.8	$1,143.1

	Controlling Interest

				Net	Accumulated
				Investment	Other
			Additional	by the	Comprehensive
	Common Shares		Paid-in	Former	Income (Loss),	Retained		Noncontrolling
	Shares	Amount	Capital	Parent	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2023	-	$-	$-	$1,031.1	$(2.1)	$-	$1,029.0	$125.6	$1,154.6
Net earnings	-	-	-	58.5	-	-	58.5	3.6	62.1
Other comprehensive loss	-	-	-	-	(8.2)	-	(8.2)	-	(8.2)
Transfers from the Former Parent, net	-	-	-	40.8	-	-	40.8	-	40.8
Dividends to noncontrolling interests	-	-	-	-	-	-	-	(1.9)	(1.9)
Balance at August 31, 2023	-	$-	$-	$1,130.4	$(10.3)	$-	$1,120.1	$127.3	$1,247.4
Net earnings (loss)	-	-	-	(6.0)	-	-	(6.0)	3.9	(2.1)
Other comprehensive income	-	-	-	-	11.1	-	11.1	-	11.1
Transfers to the Former Parent, net	-	-	-	(84.9)	-	-	(84.9)	-	(84.9)
Dividends to noncontrolling interests	-	-	-	-	-	-	-	-	-
Balance at November 30, 2023	-	$-	$-	$1,039.5	$0.8	$-	$1,040.3	$131.2	$1,171.5
Net earnings	-	-	-	-	-	49.0	49.0	3.4	52.4
Other comprehensive loss	-	-	-	-	(7.1)	-	(7.1)	-	(7.1)
Distribution to the Former Parent in connection with the Separation	-	-	(150.0)	-	-	-	(150.0)	-	(150.0)
Transfers from the Former Parent, net	-	-	11.4	-	-	-	11.4	-	11.4
Transfer of Net Investment by the Former Parent to Additional Paid-in Capital	49,286,517	-	1,039.5	(1,039.5)	-	-	-	-	-
Common shares issued, net of withholding tax	7,977	-	(0.1)	-	-	-	(0.1)	-	(0.1)
Stock-based compensation	-	-	2.2	-	-	-	2.2	-	2.2
Dividends to noncontrolling interests	-	-	-	-	-	-	-	(1.9)	(1.9)
Cash dividends declared ($0.16) per common share	-	-	-	-	-	(8.1)	(8.1)	-	(8.1)
Balance at February 29, 2024	49,294,494	$-	$903.0	$-	$(6.3)	$40.9	$937.6	$132.7	$1,070.3

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

In connection with the Separation, Worthington Steel made a cash distribution to the Former Parent of $150.0 million from the issuances of certain debt (see Note 8 – Debt). Additionally, as part of the Separation, the Former Parent made a contribution of certain assets and liabilities, including $3.8 million of cash and cash equivalents, to Worthington Steel. The Former Parent retained no ownership interest in Worthington Steel following the Separation.

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

Direct and incremental costs incurred in connection with the Separation, including (a) fees paid to third parties for audit, advisory, and legal services to effect the Separation, (b) non-recurring employee-related costs, such as retention bonuses, and (c) non-recurring functional costs associated with shared corporate functions (collectively, the “Separation costs”) are presented separately in the Company’s consolidated and combined statements of earnings. Separation costs totaled $1.0 million during the third quarter of fiscal 2024 and $19.5 million during the nine months ended February 29, 2024. No Separation costs were incurred during fiscal 2025.

Basis of Presentation – Unaudited Consolidated and Combined Financial Statements

The Company’s financial statements for the periods until the Separation on December 1, 2023, are combined financial statements prepared on a carve-out basis as discussed below. The Company’s financial statements for the periods beginning on and after December 1, 2023, are consolidated financial statements based on the reported results of Worthington Steel as a stand-alone company. Accordingly, the third quarter of fiscal 2024, and thereafter, include consolidated and combined financial statements, whereas all prior periods included combined financial statements.

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

Basis of Presentation – Prior to Separation

Prior to the Separation on December 1, 2023, the Company operated as a business of the Former Parent. Accordingly, the combined historical financial statements for the periods presented prior to and as of November 30, 2023, are prepared on a carve-out basis.

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

All other third-party debt and related interest expense not directly attributable to the Company have been excluded from the consolidated and combined financial statements because it is not the legal obligor of the debt and the borrowings are not specifically identifiable to the Company. Additionally, as described in “Note 16 – Related Party Transactions,” debt and related interest expense between the Former Parent and TWB has been attributed to the Company, as the Company was both the legal obligor and directly benefited from the borrowings.

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

Net Investment by the Former Parent

Net Investment by the Former Parent in the consolidated and combined statements of equity represents the Former Parent’s historical investment in the Company, the net effect of transactions with and allocations from the Former Parent, and the Company’s retained earnings. All transactions reflected in Net Investment by the Former Parent have been considered as financing activities for purposes of the consolidated and combined statements of cash flows. For additional information, see “Basis of Presentation – Prior to Separation” above and “Note 16 – Related Party Transactions.”

Consolidated Subsidiaries and Investment in Unconsolidated Affiliate

The consolidated and combined financial statements include the accounts of Worthington Steel and its consolidated subsidiaries. The investment in unconsolidated affiliate is accounted for using the equity method. Material intercompany accounts and transactions are eliminated.

The Company owns controlling interests in the following three operating joint ventures: Spartan Steel Coating, L.L.C. (“Spartan”) (52%); TWB Company, L.L.C. (“TWB”) (55%); and Worthington Samuel Coil Processing, L.L.C. (“WSCP”) (63%). The Company also owns a controlling interest (51%) in Worthington Specialty Processing (“WSP”), which became a nonoperating joint venture on October 31, 2022, when its remaining net assets were sold. These joint ventures are consolidated with the equity owned by the other joint venture members shown as noncontrolling interests on the Company’s consolidated balance sheets, and their portions of net earnings and other comprehensive income (loss) (“OCI”) shown as net earnings or comprehensive income attributable to noncontrolling interests in the Company’s consolidated and combined statements of earnings and comprehensive income, respectively.

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

Organizational Structure and Operating Segment

The Company’s operations are managed principally on a products and services basis under a single group organizational structure. The Company has determined that it has only one operating segment and therefore one reportable segment after considering several sources of information, including the Company’s internal organizational structure, the basis on which budgets and forecasts are prepared, the financial information that the Company’s CODM reviews in evaluating company performance and determining how resources should be allocated, and how the Company releases information to the public and analysts.

Concentration of Net Sales

The Company sells its products and services to a diverse customer base and a broad range of end markets. The automotive industry is the largest end market for the Company, which is largely driven by the production schedules of the Detroit Three Automakers.

The following table summarizes the concentration percentage of consolidated or combined net sales for the periods presented:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(Percentage of Net Sales)	2025	2024	2025	2024
End Market – Automotive	52%	50%	52%	52%
Detroit Three Automakers	32%	30%	32%	32%
Largest Automotive Customer	14%	13%	14%	15%

Recently Issued Accounting Pronouncements

Disaggregation of Income Statement Expenses

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This guidance requires the disaggregation of certain expense captions into specified categories in disclosures within the notes to the financial statements to provide enhanced transparency into the expense captions presented on the statement of earnings. It is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. Adoption may be applied either prospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact of this guidance on the Company’s related disclosures.

Preparation of Financial Statements Including the Use of Estimates

These unaudited consolidated and combined financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments have been included that are of a normal and recurring nature necessary for a fair presentation of the consolidated and combined financial statements for these interim periods. Operating results for the third quarter of fiscal 2025 are not necessarily indicative of the results that may be expected for the entirety of fiscal 2025 or any other quarter. Refer to the consolidated and combined financial statements and notes thereto included in the 2024 Form 10-K for further information on the preparation of financial statements including the use of estimates.

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

The following table summarizes net sales by product class for the periods presented:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(In millions)	2025	2024	2025	2024
Product class
Direct	$653.8	$763.3	$2,144.6	$2,402.6
Toll	33.6	42.5	115.8	117.0
Total	$687.4	$805.8	$2,260.4	$2,519.6

The following table summarizes the unbilled receivables at the dates indicated:

		February 28,	May 31,
(In millions)	Balance Sheet Classification	2025(1)	2024(1)
Unbilled receivables	Receivables	$4.6	$5.6

(1)
There were no material contract assets or liabilities at either of the dates indicated above.

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

The Company received distributions from Serviacero Worthington totaling $7.8 million and $12.8 million during the three months and nine months ended February 28, 2025, respectively. The Company did not receive any distributions from Serviacero Worthington during the nine months ended February 29, 2024.

The following tables summarize certain financial information of Serviacero Worthington as of the dates, and for the periods, presented:

	February 28,	May 31,
(In millions)	2025	2024
Cash and cash equivalents	$44.3	$5.7
Other current assets	206.9	274.7
Noncurrent assets	62.2	58.3
Total assets	$313.4	$338.7

Current liabilities	48.7	64.7
Other noncurrent liabilities	5.0	5.2
Equity	259.7	268.8
Total liabilities and equity	$313.4	$338.7

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(In millions)	2025	2024	2025	2024
Net sales	$99.7	$137.3	$386.9	$452.6
Gross margin	8.2	10.8	33.4	50.7
Operating income	4.3	7.4	21.5	40.5
Depreciation and amortization	1.2	1.1	3.5	3.2
Interest expense	-	-	-	-
Income tax expense	0.2	0.3	12.8	7.3
Net earnings	-	5.8	0.9	31.3

The following table presents the net earnings of Serviacero Worthington attributable to the Company for the periods presented:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(In millions)	2025	2024	2025	2024
Equity in net income of unconsolidated affiliate	$-	$2.9	$0.4	$15.7

Note 4 – Impairment of Assets

The Company reviews its assets for impairment whenever events or changes in circumstances indicated the carrying amount of an asset may be impaired.

Fiscal 2025

During the third quarter of fiscal 2025, the Company identified an impairment indicator for the in-process research and development intangible asset of TWB. The indefinite-lived in-process research & development intangible asset with a net book value of $1.3 million was deemed to be fully impaired as the technology was unable to be commercialized, resulting in a pre-tax impairment charge of $1.3 million recognized in the third quarter of fiscal 2025.

During the third quarter of fiscal 2025, the Company announced plans to combine WSCP’s Cleveland, Ohio toll processing manufacturing facility into its existing manufacturing facility in Twinsburg, Ohio. Operations at the Cleveland, Ohio toll processing manufacturing facility are expected to be completed by the end of fiscal 2025, while incremental closure activities are expected to be completed in fiscal 2026. As a result, the Company tested the long-lived assets of the combined asset group for impairment at the lowest level for which there were largely independent cash flows when identifiable, and grouped at a higher level when largely independent cash flows do not exist at a lower level. Other assets were evaluated with applicable accounting guidance outside of long-lived asset guidance. The disposal group consisted of the following:

		Pre-Tax
		Impairment
(In millions)	Net Book Value	Recognized
Disposal Group:
Long-lived assets:
Finance lease assets and buildings and improvements, net	$10.1	$-
Machinery and equipment and other long-lived assets(1)	5.1	3.8
Other intangible assets, net	1.8	1.8
Total long-lived assets	17.0	5.6
Other assets:
Prepaid expenses and other current assets (2)	0.6	0.5
Total other assets	0.6	0.5
Total	$17.6	$6.1

(1)
Fair value was determined using unobservable Level 3 inputs.
(2)
Impairment recognized using applicable accounting guidance outside of long-lived asset guidance.

During the impairment test, the Company determined that the undiscounted cash flows of the finance lease assets along with certain other fixed assets encumbered to the land and building of the finance lease assets were greater than the current carrying value of the asset group. As a result, no impairment was recognized for the finance lease assets along with building and improvements, net assets.

The book value of the remaining machinery and equipment and other long-lived assets were determined to be in excess of fair value, resulting in an impairment charge of $3.8 million, during the third quarter of fiscal 2025. Additionally, the customer list intangible asset, which was recorded on the balance sheet in other intangible assets, net, was deemed to be fully impaired and written off. The assets do not meet the criteria for classification as assets held for sale and, accordingly, have continued to be presented as held and used in the consolidated balance sheet.

Due to the closure of the WSCP toll processing manufacturing facility in Cleveland, Ohio, the Company evaluated the impact on goodwill of the Flat Rolled Steel Processing reporting unit, in which the entity was included. As a result of the Company’s evaluation, no meaningful amount of goodwill was attributed to the disposal group, and thus, no goodwill impairment was recognized.

Fiscal 2024

During the first quarter of fiscal 2023, the Company committed to plans to liquidate certain fixed assets at a WSCP toll processing facility in Cleveland, Ohio. During the first quarter of fiscal 2024, in accordance with the applicable accounting guidance, the Company lowered the estimate of fair value less costs to sell to reflect the expected scrap value of the WSCP toll processing equipment to $0.2 million, resulting in a pre-tax impairment charge of $1.4 million.

Note 5 – Restructuring and Other Expense, Net

The Company considers restructuring activities to be programs whereby the Company fundamentally changes its operations, such as closing and consolidating manufacturing facilities or moving manufacturing of a product to another location. Restructuring activities may also involve substantial realignment of the management structure of a business unit in response to changing market conditions.

A progression of the liabilities associated with the Company’s restructuring activities, combined with a reconciliation to the restructuring and other income, net financial statement caption in the consolidated statement of earnings for the nine months ended February 28, 2025, is summarized below:

(In millions)	Balance, as of				Balance, as of
	May 31, 2024	Expense	Payments	Adjustments	February 28, 2025
Early retirement and severance	$-	$0.9	$-	$-	$0.9
Restructuring and other expense, net		$0.9

During the nine months ended February 28, 2025, the following actions were taken related to our restructuring activities:

•
The Company recognized $0.9 million of severance expense associated with a TWB voluntary retirement program (VRP). Under the terms of the VRP, eligible TWB employees in the U.S. who choose to participate in the program were offered severance based on their years of service. The VRP is open to employee acceptance through the fourth quarter of fiscal 2025. Total expected severance expense associated with the program is estimated to be $1.6 million.
•
The Company announced plans to consolidate WSCP’s remaining Cleveland, Ohio toll processing manufacturing facility into its existing manufacturing facility in Twinsburg, Ohio. The Company did not incur material restructuring costs during the third quarter of fiscal 2025. The Company expects to incur an estimated $1.8 million in costs in the fourth quarter of fiscal 2025 due to these announced plans.

The total liability as of February 28, 2025 is expected to extend past the 12 months from February 28, 2025, due to the severance period.

Note 6 – Contingent Liabilities and Commitments

Legal Proceedings

The Company is a defendant in certain legal proceedings that are incidental to its business. In the opinion of management, the outcome of these legal proceedings, which is not clearly determinable at the present time, individually and in the aggregate, would not have a material adverse effect on the Company, its consolidated financial position, future results of operations or cash flows. The Company has recorded a liability, as necessary, to provide for the anticipated costs, including legal defense costs, associated with the resolution of these legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ materially from the recorded estimates and, therefore, have a material effect on the Company, its consolidated financial position, future results of operation or cash flows for the periods in which they are resolved.

Note 7 – Guarantees

The Company does not have guarantees that it believes are reasonably likely to have a material current or future effect on its consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

At February 28, 2025, the Company had in place an outstanding stand-by letter of credit in the amount of $2.1 million issued to third-party service providers. The fair value of this guarantee instrument, based on premiums paid, was not material and no amounts were drawn against it at February 28, 2025.

Note 8 – Debt

The following table summarizes the Company’s debt outstanding at February 28, 2025, and May 31, 2024:

	February 28,	May 31,
(In millions)	2025	2024
Long-term debt:
Canadian Government Regional Economic Growth Loan	$2.2	$-
Less: current maturities of long-term debt	-	-
Long-term debt	$2.2	$-

Short-term borrowings:
Revolving credit facility	$110.0	$148.0
Total short-term borrowings	$110.0	$148.0

The following table provides the maturities of long-term debt and short-term borrowings in the next five fiscal years and the remaining years thereafter as of February 28, 2025:

(In millions)
Fiscal 2025	$110.0
Fiscal 2026	-
Fiscal 2027	0.2
Fiscal 2028	0.4
Fiscal 2029	0.4
Thereafter	1.2
Total	$112.2

Short-Term borrowings

Revolving Credit Facility

On November 30, 2023, the Company entered into a senior secured revolving credit facility scheduled to mature on November 30, 2028, with a group of lenders (the “Credit Facility”). The Credit Facility allows for borrowings of up to $550.0 million, to the extent secured by eligible accounts receivable and inventory balances at period end, which consist primarily of U.S. dollar denominated account balances. At February 28, 2025 and May 31, 2024, there were $110.0 million and $148.0 million of outstanding borrowings drawn against the Credit Facility, respectively, leaving a borrowing capacity of $440.0 million and $402.0 million, respectively, subject to the eligible borrowing base, available for use. At February 28, 2025 and May 31, 2024, the available borrowing capacity was $217.1 million and $307.6 million, respectively. Individual amounts drawn under the Credit Facility accrue interest at rates equal to an applicable margin over the one-, three-, or six-month term SOFR Rate, plus a SOFR adjustment. The Company incurred approximately $2.7 million of issuance costs, of which $2.5 million will be amortized to interest expense over the expected five-year Credit Facility term and are reflected in other assets.

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

The swing loan permits the Company to draw on the Credit Facility at any time up to a maximum of the greater of (i) $55 million and (ii) 10% of the then-maximum amount of the Credit Facility. The swing loan interest rate is variable based upon the interest rate market. As of February 28, 2025 and May 31, 2024, the swing loan rate was equal to 8.00% and 9.00%, respectively. Any amounts drawn on the swing loan mature on the same date as the maturity of the Credit Facility; however, it has been the practice of the Company to repay the outstanding draws on the swing loan within a short-term period.

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

As of February 28, 2025 and May 31, 2024, the weighted average interest rate on the outstanding interest-bearing debt under the Credit Facility was 5.91% and 6.92%, respectively.

Long-Term Debt

Canadian Government Regional Economic Growth Loan

Tempel Steel Company, LLC (“Tempel”), a wholly owned subsidiary of Worthington Steel, owns a subsidiary in Canada (“Tempel Canada”). On December 17, 2024, Tempel Canada entered into an agreement with the Federal Economic Development Agency for Southern Ontario, Canada, through the Canadian Government’s Regional Economic Growth Innovation program, which provided a 0% interest loan up to CAD $3.5 million to be used for the purchase and installation of advanced manufacturing equipment at the Tempel Canada’s Burlington, Ontario location. The first distribution to Tempel Canada was received in the third quarter of fiscal 2025 in the amount of CAD $3.2 million (approximately USD $2.2 million), or 90% of the total available through the program. The remaining 10% is expected to be received in the fourth quarter of fiscal 2025. The loan, which is at 0% interest, is scheduled to be paid off in sixty equal installments beginning April 1, 2027 with the final payment due March 1, 2032. There were no debt issuance costs associated with the loan.

Term Loan Facility with the Former Parent

On June 8, 2021, TWB entered into a $50.0 million term loan agreement (the “TWB Term Loan”) with a subsidiary of the Former Parent that matured in annual installments through May 31, 2024. The proceeds were used by TWB to finance the Shiloh U.S BlankLight purchase in June 2021. This note accrued interest at a rate of 5.0% per annum. The borrowings were the legal obligation of TWB. As such, the debt and related interest was attributed to the Company in the consolidated and combined financial statements prior to the Separation.

The Former Parent’s note receivable associated with the TWB Term Loan was contributed to the Company in connection with the Separation on December 1, 2023. As a result, the TWB Term Loan balance was eliminated in consolidation following the Separation, which resulted in a zero balance as of May 31, 2024 in the consolidated balance sheet.

Other Debt

Other – Tempel China

Tempel owns a subsidiary in China (“Tempel China”), and Tempel China utilizes multiple short-term loan facilities, which are used to finance raw material purchases, and are collateralized by Tempel China property and equipment. There were no borrowings outstanding under the facilities at February 28, 2025 and May 31, 2024.

As of February 28, 2025, Tempel China has two active facilities, which have an aggregate facility size of CNY 90.0 million (approximately USD $12.4 million as of both February 28, 2025 and May 31, 2024), and were originally scheduled to mature on December 31, 2024. The maturity of the credit facilities was subsequently extended with the first facility scheduled to mature on September 10, 2025 and the second facility scheduled to mature on December 31, 2025. Additionally, Tempel China previously had one facility with capacity of CNY 10.0 million (approximately USD $1.4 million) that matured on March 13, 2024. This facility was not subsequently renewed.

Other – Tempel India

Tempel owns a subsidiary in India (“Tempel India”) which has two individual credit facilities with separate financial institutions, each of which contain a line of credit and standby letters of credit/letters of guarantee secured by applicable Tempel India current assets and fixed assets. The facilities are subject to annual renewals, which are effective as of the date of the annual renewal letter. Both facilities were renewed; one credit facility is scheduled to mature on December 18, 2025, and the other credit facility is scheduled to mature on November 14, 2025.

The aggregate size of the Tempel India credit facilities is INR 1,200.0 million (approximately USD $13.7 million and USD $14.4 million, as of February 28, 2025 and May 31, 2024, respectively), subject to adjustment pursuant to the security noted above. Both the credit facilities allow for borrowing on the lines of credit up to a sublimit of the total facility size, which was equal to an aggregate of INR 600.0 million (approximately USD $6.9 million and USD $7.2 million, as of February 28, 2025 and May 31, 2024, respectively). Interest is payable monthly and will accrue on the outstanding balance according to the lenders base lending rate plus an applicable margin as determined by the lender. As of February 28, 2025 and May 31, 2024, there were no borrowings outstanding under Temple India line of credit facilities.

Letters of credit may be drawn against the aggregate limit of these credit facilities, excluding any amounts drawn by the lines of credit. As of February 28, 2025 and May 31, 2024, no amounts under the Tempel India credit facilities were due to the financial institutions. The purchases, made in the normal course of business that are supported by the letters of credit, are recorded in accounts payable in the consolidated balance sheets as of February 28, 2025 and May 31, 2024.

Accounts Receivable Securitization

On June 29, 2023, the Company terminated the revolving trade accounts receivable securitization facility (the “AR Facility”) because it was no longer needed. No early termination or other similar fees or penalties were paid in connection with the termination of the AR Facility.

Note 9 – Other Comprehensive Income (Loss)

The following table summarizes the tax effects on each component of OCI for the periods presented:

	Three Months Ended
	February 28, 2025			February 29, 2024
(In millions)	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
Foreign currency translation	$(3.7)	$-	$(3.7)	$(0.4)	$-	$(0.4)
Pension liability adjustment	-	-	-	-	-	-
Cash flow hedges	(2.4)	0.5	(1.9)	(8.7)	2.0	(6.7)
Other comprehensive income (loss)	$(6.1)	$0.5	$(5.6)	$(9.1)	$2.0	$(7.1)

	Nine Months Ended
	February 28, 2025			February 29, 2024
(In millions)	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
Foreign currency translation	$(6.4)	$-	$(6.4)	$(0.7)	$-	$(0.7)
Pension liability adjustment	(1.3)	0.3	(1.0)	-	-	-
Cash flow hedges	(2.4)	0.5	(1.9)	(4.6)	1.1	(3.5)
Other comprehensive income (loss)	$(10.1)	$0.8	$(9.3)	$(5.3)	$1.1	$(4.2)

Note 10 – Equity

In anticipation of the Separation, during the second quarter of fiscal 2024, the Company performed a stock split and distributed 49.3 million outstanding common shares to the Former Parent on November 30, 2023. For additional information, see “Note 1 – Description of Business, The Separation, Agreements with the Former Parent and Separation Costs, and Basis of Presentation.”

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) (“AOCI”) for the periods presented:

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
(In millions)	Translation	Adjustment	Hedges	Loss
Balance at May 31, 2024	$(11.9)	$8.4	$(2.6)	$(6.1)
Other comprehensive loss before reclassifications	(6.4)	(4.0)	(8.6)	(19.0)
Reclassification adjustments to net earnings (1)	-	2.7	6.2	8.9
Income tax effect	-	0.3	0.5	0.8
Balance at February 28, 2025	$(18.3)	$7.4	$(4.5)	$(15.4)

				Accumulated
	Foreign	Pension		Other
	Currency	Liability	Cash Flow	Comprehensive
(In millions)	Translation	Adjustment	Hedges	Loss
Balance at May 31, 2023	$(10.6)	$6.0	$2.5	$(2.1)
Other comprehensive income (loss) before reclassifications	(0.7)	-	2.7	2.0
Reclassification adjustments to net earnings (1)	-	-	(7.3)	(7.3)
Income tax effect	-	-	1.1	1.1
Balance at February 29, 2024	$(11.3)	$6.0	$(1.0)	$(6.3)

(1)
The consolidated and combined statement of earnings classification of amounts reclassified to net income include:
a.
Cash flow hedges – See the disclosure in “Note 14 – Derivative Financial Instruments and Hedging Activities”; and
b.
Pension liability adjustment – During the second quarter of fiscal 2025, the Company, through its wholly owned subsidiary, Tempel, purchased (using pension plan assets) an annuity contract from a third-party insurance company to transfer approximately 25% of the total projected benefit obligation of the Tempel Employees Pension Plan as of the purchase date. As a result of this transaction: 1) the Company recognized a non-cash settlement gain of $2.7 million within miscellaneous income (expense), net during the second quarter of fiscal 2025; 2) the Company was relieved of all responsibility for these pension obligations, subject to customary administrative adjustments; and 3) the insurance company is now required to pay and administer the retirement benefits owed to 472 beneficiaries.

Note 11 – Income Taxes

The Company’s effective income tax rate was 26.7% and 22.2% for the third quarter of fiscal 2025 and 2024, respectively, and 18.7% and 21.9% for the nine months ended February 28, 2025 and February 29, 2024, respectively. The effective tax rate differed from the statutory rate for the third quarter of fiscal 2025 primarily due to non-deductible executive compensation and for the nine months ended February 28, 2025 primarily due to a pre-acquisition tax matter at Tempel. The effective tax rates for the third quarter of fiscal 2024 and nine months ended February 29, 2024 differed from the statutory rates primarily due to income from Serviacero Worthington recognized net of tax, non-deductible executive compensation, and equity compensation.

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items and excludes any impact from the inclusion of net earnings attributable to noncontrolling interests in the consolidated and combined statements of earnings. Net earnings attributable to noncontrolling interests are a result of the Company’s consolidated joint ventures. The net earnings attributable to the noncontrolling interests in the U.S. operations of the Company’s consolidated joint ventures do not generate tax expense to the Company since the investors are taxed directly based on the earnings attributable to the investors. The tax expense of TWB’s wholly owned foreign subsidiaries is reported in the consolidated and combined income tax expense. Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. The Company’s actual effective income tax rate for fiscal 2025 could be materially different from the forecasted rate as of February 28, 2025.

Note 12 – Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share attributable to controlling interest for the periods presented:

	Three Months Ended
	February 28,	February 29,
(In millions, except per common share amounts)	2025	2024
Numerator (basic & diluted):
Net earnings attributable to controlling interest – income available to common shareholders	$13.8	$49.0
Denominator:
Basic earnings per common share attributable to controlling interest – weighted average common shares	49.5	49.3
Effect of dilutive securities	1.0	1.0
Diluted earnings per common share attributable to controlling interest – adjusted weighted average common shares	50.5	50.3
Basic earnings per common share attributable to controlling interest	$0.28	$0.99
Diluted earnings per common share attributable to controlling interest	$0.27	$0.98

Anti-dilutive non-qualified stock options and restricted common share awards(1)	0.3	0.1

	Nine Months Ended
	February 28,	February 29,
(In millions, except per common share amounts)	2025	2024
Numerator (basic & diluted):
Net earnings attributable to controlling interest – income available to common shareholders	$55.0	$101.5
Denominator:
Basic earnings per common share attributable to controlling interest – weighted average common shares	49.5	49.3
Effect of dilutive securities	1.0	0.3
Diluted earnings per common share attributable to controlling interest – adjusted weighted average common shares	50.5	49.6
Basic earnings per common share attributable to controlling interest	$1.11	$2.06
Diluted earnings per common share attributable to controlling interest	$1.09	$2.05

Anti-dilutive non-qualified stock options and restricted common share awards(1)	0.1	-

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

Note 13 – Acquisitions

On December 3, 2024, Tempel entered into a Sale and Purchase Agreement and an Investment and Shareholders Agreement, which were subsequently amended effective on February 28, 2025 (collectively, the “Purchase Agreements”), with S.I.T.E.M. S.p.A., a joint stock company incorporated under the laws of Italy (“Sitem” and, together with its subsidiaries, Stanzwerk AG, Decoup S.A.S. and Sitem Slovakia spol. s r.o., the “Sitem Group”), and certain shareholders of Sitem. The Purchase Agreements provide, among other things, that Tempel will purchase from Sitem and certain shareholders of Sitem approximately 52% of the issued and outstanding capital stock of Sitem (the “Sitem Group Transaction”). Sitem Group produces electric motor laminations and accessory products primarily for automotive and industrial applications in Europe.

The purchase price to be paid by Tempel in the Sitem Group Transaction is approximately €51 million ($52.9 million) plus the contribution of Tempel’s electrical steel facility in Nagold, Germany, which purchase price is subject to adjustment at closing based on the consolidated net financial position of Sitem Group. The Purchase Agreements contain customary representations, warranties and covenants, including a covenant that each of the parties will use commercially reasonable efforts to cause the Sitem Group Transaction. The Purchase Agreements also require the Sitem Group to conduct its business and operations during the period between the execution of the Purchase Agreements and the closing of the Sitem Group Transaction according to the ordinary course of business consistent with past practice. The Company has received regulatory approval and the closing is expected to occur in early fiscal 2026.

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

Note 14 – Derivative Financial Instruments and Hedging Activities

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

Refer to “Note 15 – Fair Value” for additional information regarding the accounting treatment for the Company’s derivative financial instruments, as well as how fair value is determined. The following table summarizes the fair value of the derivative financial instruments and the respective lines in which they were recorded in the consolidated balance sheet at February 28, 2025 and May 31, 2024:

	Fair Value of Assets			Fair Value of Liabilities
	Balance			Balance
	Sheet	February 28,	May 31,	Sheet	February 28,	May 31,
(In millions)	Location	2025	2024	Location	2025	2024
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$0.8	$0.2	Accounts payable	$5.4	$1.9
Commodity contracts	Other assets	-	-	Other liabilities	-	-
Subtotal		0.8	0.2		5.4	1.9

Foreign currency exchange contracts	Receivables	-	-	Accounts payable	-	-
Total		$0.8	$0.2		$5.4	$1.9

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$4.0	$3.4	Accounts payable	$3.5	$2.5
Commodity contracts	Other assets	-	-	Other liabilities	0.1	-
Subtotal		4.0	3.4		3.6	2.5

Foreign currency exchange contracts	Receivables	-	-	Accounts payable	0.2	-
Total		$4.0	$3.4		$3.8	$2.5

Total derivative financial instruments		$4.8	$3.6		$9.2	$4.4

GAAP permits an entity to present derivative financial instruments assets and liabilities on a net basis on the balance sheet, provided a right of offset exists and/or when they are subject to a master netting arrangement. The Company’s policy is to record derivative financial instruments on a net basis where the Company has an executed master netting arrangement with counterparties as well as where the right of offset exists. The amounts in the table above reflect the fair value of the derivative financial instruments on a net basis where allowable under master netting arrangements. Had these amounts been recognized on a gross basis, the impact would have been an increase in receivables with a corresponding increase in accounts payable of $0.9 million and $2.6 million at February 28, 2025 and May 31, 2024, respectively.

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

The following table summarizes the Company’s cash flow hedges outstanding at February 28, 2025:

	Notional
(In millions)	Amount	Maturity Date
Commodity contracts	$(13.3)	March 2025 – December 2025
Foreign currency exchange contracts	$6.1	March 2025 – July 2025

The following table summarizes the Company’s cash flow hedges outstanding at May 31, 2024:

	Notional
(In millions)	Amount	Maturity Date
Commodity contracts	$24.5	June 2024 – September 2025

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into net earnings for derivative financial instruments designated as cash flow hedges for the periods presented:

(In millions)	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Net Earnings	Gain (Loss) Reclassified from AOCI into Net Earnings
For the three months ended February 28, 2025:
Commodity contracts	$(3.3)	Cost of goods sold	$(0.7)
Foreign currency exchange contracts	-	Cost of goods sold	(0.2)
Total	$(3.3)		$(0.9)

For the three months ended February 29, 2024:
Commodity contracts	$(8.6)	Cost of goods sold	$0.1
Total	$(8.6)		$0.1

For the nine months ended February 28, 2025:
Commodity contracts	$(8.4)	Cost of goods sold	$(5.9)
Foreign currency exchange contracts	(0.2)	Cost of goods sold	(0.3)
Total	$(8.6)		$(6.2)

For the nine months ended February 29, 2024:
Commodity contracts	$2.7	Cost of goods sold	$7.3
Total	$2.7		$7.3

The estimated net amount of the losses recognized in AOCI at February 28, 2025, expected to be reclassified into net earnings within the succeeding 12 months is $4.4 million (net of tax of $1.4 million). This amount was computed using the fair value of the cash flow hedges at February 28, 2025, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2025 and May 31, 2026.

Economic (Non-designated) Hedges

The Company enters into certain commodity contracts that do not qualify for hedge accounting treatment. Accordingly, these derivative financial instruments are adjusted to current market value at the end of each period through gain (loss) recognized in earnings.

The following table summarizes the Company’s economic (non-designated) derivative financial instruments outstanding at February 28, 2025:

	Notional
(In millions)	Amount	Maturity Date(s)
Commodity contracts	$21.7	March 2025 – March 2026
Foreign currency exchange contracts	$47.1	March 2025 – June 2025

The following table summarizes the Company’s economic (non-designated) derivative financial instruments outstanding at May 31, 2024:

	Notional
(In millions)	Amount	Maturity Date(s)
Commodity contracts	$22.4	June 2024 – March 2025

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments for the periods presented:

		Gain (Loss) Recognized
		In Earnings for the
		Three Months Ended
	Location of Gain (Loss)	February 28,	February 29,
(In millions)	Recognized in Earnings	2025	2024
Commodity contracts	Cost of goods sold	$0.2	$(2.1)
Foreign currency exchange contracts	Miscellaneous income (expense), net	(0.2)	-
Total		$-	$(2.1)

		Gain (Loss) Recognized
		in Earnings for the
		Nine Months Ended
	Location of Gain (Loss)	February 28,	February 29,
(In millions)	Recognized in Earnings	2025	2024
Commodity contracts	Cost of goods sold	$(2.9)	$1.3
Foreign currency exchange contracts	Miscellaneous income (expense), net	(0.2)	-
Total		$(3.1)	$1.3

Note 15 – Fair Value

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

Recurring Fair Value Measurements

At February 28, 2025, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

(In millions)	Level 1	Level 2	Level 3	Totals
Assets
Derivative financial instruments (1)	$-	$4.8	$-	$4.8
Total assets	$-	$4.8	$-	$4.8

Liabilities
Derivative financial instruments (1)	$-	$9.2	$-	$9.2
Total liabilities	$-	$9.2	$-	$9.2

(1)
The fair value of the Company’s derivative financial instruments is based on the present value of the expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Market observable, Level 2 inputs are used to determine the present value of the expected future cash flows. Refer to “Note 14 – Derivative Financial Instruments and Hedging Activities” for additional information regarding the use of derivative financial instruments.

At May 31, 2024, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

(In millions)	Level 1	Level 2	Level 3	Totals
Assets
Derivative financial instruments (1)	$-	$3.6	$-	$3.6
Total assets	$-	$3.6	$-	$3.6

Liabilities
Derivative financial instruments (1)	$-	$4.4	$-	$4.4
Total liabilities	$-	$4.4	$-	$4.4

(1)
The fair value of the Company’s derivative financial instruments is based on the present value of the expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Market observable, Level 2 inputs are used to determine the present value of the expected future cash flows. Refer to “Note 14 – Derivative Financial Instruments and Hedging Activities” for additional information regarding the use of derivative financial instruments.

Non-Recurring Fair Value Measurements

At February 28, 2025, the Company’s assets measured at fair value on a non-recurring basis were as follows:

(In millions)	Level 1	Level 2	Level 3	Totals
Assets
Long-lived assets held and used (1)	-	-	1.3	1.3
Total assets	$-	$-	$1.3	$1.3

(1)
During the third quarter of fiscal 2025, the Company announced plans to combine WSCP’s Cleveland, Ohio toll processing manufacturing facility into its existing manufacturing facility in Twinsburg, Ohio. Certain machinery and equipment fixed assets and other long-lived assets were written down to their estimated fair value of $1.3 million based on estimated replacement costs and/or prices for similar assets.

At May 31, 2024, there were no material assets measured at fair value on a non-recurring basis on the consolidated balance sheet.

The fair value of non-derivative financial instruments, including cash and cash equivalents, receivables, income taxes receivable, other assets, accounts payable, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities, approximate carrying value due to their short-term nature.

The carrying value of the Credit Facility was $110.0 million and $148.0 million at February 28, 2025 and May 31, 2024, respectively, and relates to the Credit Facility, which due to its short-term nature, approximates fair value. The remaining fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $2.7 million at February 28, 2025. The carry amount of long-term debt, including current maturities, was $2.2 million at February 28, 2025.

Note 16 – Related Party Transactions

Prior to the Separation, the Company was managed and operated in the normal course of business by the Former Parent. Transactions through November 30, 2023, between the Former Parent and the Company have been accounted for as related party transactions in the accompanying consolidated and combined financial statements, as described below.

Subsequent to the Separation, transactions between the Former Parent and the Company are considered related party transactions, including those subject to agreements entered into with the Former Parent. See “Note 1 – Description of Business, The Separation, Agreements with the Former Parent and Separation Costs, and Basis of Presentation” for additional information. The material related party transactions have been disclosed below.

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

Following the Separation, the Company independently incurs expenses as a stand-alone company and corporate expenses from the Former Parent are no longer allocated to the Company; therefore, no related amounts were reflected on the Company’s consolidated financial statements for the three months ended February 29, 2024 and for the three months and nine months ended February 28, 2025.

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

Net Sales to the Former Parent

Prior to the Separation, the Company’s net sales to the Former Parent were considered sales on a carve-out basis, and were included within net sales in the combined statements of earnings. Net sales to the Former Parent totaled $43.8 million for the six months ended November 30, 2023.

Following the Separation, the majority of the Company’s net sales to the Former Parent are subject to the long-term Steel Supply Agreement and are included within net sales in the consolidated statement of earnings. Net sales to the Former Parent totaled $16.5 million and $47.3 million for the three months and nine months ended February 28, 2025, respectively. Net sales to the Former Parent totaled $20.3 million for the three months ended February 29, 2024.

Due to/from the Former Parent

Cash was managed centrally prior to the Separation, so long-term intercompany financing arrangements were used to fund expansion or certain working capital needs. Excluding the TWB Term Loan discussed in “Note 8 – Debt”, debt resulting from these long-term intercompany financing arrangements has been reflected in Net Investment by the Former Parent within equity as applicable in fiscal 2024.

The Former Parent’s note receivable associated with the TWB Term Loan, which matured in annual installments through May 31, 2024, was contributed to the Company in connection with the Separation on December 1, 2023. As a result, the TWB Term Loan balance was eliminated in consolidation following the Separation.

The corresponding interest expense, which accrued at a rate of 5.0% per annum, was $0.5 million for the six months ended November 30, 2023. Interest expense for the three months ended February 29, 2024, was eliminated in consolidation. Refer to “Note 8 – Debt” for additional information.

As of February 28, 2025 and May 31, 2024, the outstanding accounts receivable balance with the Former Parent equaled $6.7 million and $9.7 million, respectively, as a result of the net sales to the Former Parent described above.

Net Investment by the Former Parent

Prior to the Separation, Net Investment by the Former Parent in the combined statements of equity represents the Former Parent’s historical investment in the Company, the net effect of transactions with and allocations from the Former Parent, and the Company’s retained earnings.

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

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(In millions)	2025	2024	2025	2024
Total net transfers from/(to) the Former Parent per consolidated and combined changes in equity	$-	$11.4	$-	$(32.7)
Less: non-cash net asset contribution from the Former Parent	-	7.6	-	7.6
Less: depreciation expense allocated from the Former Parent	-	-	-	1.2
Less: stock-based compensation	-	-	-	6.1
Total net transfers from/(to) the Former Parent per consolidated and combined statement of cash flows	$-	$3.8	$-	$(47.6)

Note 17 – Subsequent Events

On March 19, 2025, Worthington Steel's Board of Directors (the “Board”) declared a quarterly cash dividend of $0.16 per common share payable on June 27, 2025, to shareholders of record at the close of business on June 13, 2025.

On March 25, 2025, Tempel Canada entered into a letter of offer (“Letter”) with Business Development Bank of Canada (“BDC”). Pursuant to the terms of the Letter, BDC has committed to lend Tempel Canada up to CAD $57,500,000 (“Loan”), subject to the satisfaction of customary closing conditions and deliverables. The purpose of the Loan is to fund the construction of a new manufacturing facility to be located in Burlington, Ontario, Canada (“Property”).

The Loan is structured as a construction draw loan. The draw period for the Loan will lapse on March 21, 2026, unless extended by BDC. Monthly interest only payments will be due until July 1, 2026, at which point the Loan will also be subject to monthly amortization payments until maturity. The Loan will accrue interest (a) during the construction period, at a per annum rate equal to BDC’s Floating Base Rate minus 1.75%, and (b) at all times thereafter, at a per annum rate equal to BDC’s Floating Base Rate minus 1.75% or BDC’s Base Rate minus 1.75%, at Tempel Canada’s election. The Loan matures on June 1, 2051.

Worthington Steel will guarantee the payment obligations of Tempel Canada in respect of the Loan, limited to 20% of the Loan amount on the date of any demand. The guaranty is eligible to be released once the Loan balance reaches CAD $40,000,000, subject to the satisfaction of certain conditions. Worthington Steel will also provide customary cost overrun and completion guarantees in respect of the construction of the Property. The obligations of Tempel Canada under the Letter are secured by a mortgage on the Property, an assignment of rents relating to the Property, and a lien on certain equipment and other personal property located on or used in connection with the Property.

The Letter contains representations, covenants and events of default customary for transactions of this nature, including that Tempel Canada will maintain a Total Debt to Tangible Equity Ratio of 1.0 to 1.0 and a Fixed Charge Coverage Ratio of 1.15 to 1.0, each tested annually. Tempel Canada will pay customary fees and expenses in connection with the closing of the Loan.

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

Our operations are managed principally on a products and services basis under a single group organizational structure. We own controlling interests in the following operating joint ventures: Spartan, TWB, and WSCP. We also own a controlling interest in WSP, which became a nonoperating joint venture in October 2022, when we completed the divestiture of its remaining net assets. The net assets and operating results of these joint ventures are consolidated with the equity owned by the minority joint venture member shown as “Noncontrolling interests” in our consolidated balance sheets, and the noncontrolling interest in net earnings and OCI is shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated and combined statements of earnings and consolidated and combined statements of comprehensive income, respectively. Our remaining joint venture, Serviacero Worthington, is unconsolidated and accounted for using the equity method.

Recent Business Developments

•
We continued to progress on our definitive agreement to acquire a controlling equity stake in the Sitem Group. The Sitem Group produces electric motor laminations and accessory products for automotive and industrial applications in Europe. We have received regulatory approval and expect to close in early fiscal 2026.
•
On March 19, 2025, the Board declared a quarterly cash dividend of $0.16 per common share payable on June 27, 2025 to shareholders of record at the close of business on June 13, 2025.

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

General Economic and Market Conditions

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of net sales by end market for the three months and nine months ended February 28, 2025, and February 29, 2024, is illustrated below:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Automotive	52%	50%	52%	52%
Construction	10%	13%	11%	13%
Machinery & Equipment	11%	8%	10%	8%
Agriculture	4%	5%	4%	4%
Heavy Trucks	4%	5%	4%	5%
Other	19%	19%	19%	18%
Total	100%	100%	100%	100%

The automotive industry is one of the largest consumers of flat-rolled steel in North America, and thus the largest end market for us and our unconsolidated joint venture, Serviacero Worthington. North American vehicle production, including Ford, General Motors and Stellantis North America (the “Detroit Three Automakers”), is a leading indicator of automotive demand. North American vehicle production was down 9% in the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024, while the Detroit Three Automakers vehicle production was down 15% in the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024.

Our remaining net sales are to other markets such as agricultural, appliance, construction, container, energy, heavy truck, HVAC, industrial electric motor, generator, and transformer. Given the many different products that make up our net sales and the wide variety of end markets we serve, it is very difficult to isolate the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. gross domestic product growth (“U.S. GDP”) is a reasonable macroeconomic indicator for analyzing the demand of our end markets other than the automotive industry. U.S. GDP has shown moderate growth, while the U.S Federal Reserve recently decided to keep the benchmark interest rate the same after its action to lower the benchmark interest rate in December 2024.

Total volume (tons) decreased 11% compared to the prior quarter, with our toll shipments down 15% and shipments to the automotive market down 3% compared to the prior year quarter. Toll volumes were down primarily with our steel mill customers as they required less outside processing to meet their production requirements. Detroit Three Automakers represented 32% and 30% of our consolidated and combined net sales during the third quarter of fiscal 2025 and fiscal 2024, respectively. Similar to the second quarter of fiscal 2025, the decrease in automotive volume was primarily due to deeper-than-expected production cuts at one of the Detroit Three Automakers as it attempted to right size its inventory levels and adjust its commercial strategy. However, it appears this Detroit Three Automaker is making progress to replenish their supply chains in anticipation of improvements in sales. The impact of reduced shipments in the third quarter of fiscal 2025 to this Detroit Three Automaker was partially offset by increases in shipments to other customers within the automotive market. We have won new programs and increased our share in the automotive market. We are beginning to see the volume impact of some of those new programs as these platforms will continue to ramp up over the next several quarters.

During the first, second and third quarters of fiscal 2025, U.S. inflation rates were generally lower as compared to the rates experienced over the past two fiscal years and have to some extent stabilized, however, the U.S. inflation rate remains above the U.S. Federal Reserve targeted rate of 2%. To combat the higher inflation rate, the U.S. Federal Reserve lowered benchmark interest rates three times during fiscal 2025, with the most recent in December 2024. As a result, borrowing costs have generally decreased, and we have benefited from lower rates on our Credit Facility.

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended			Nine Months Ended
	February 28,	February 29,		February 28,	February 29,
	2025	2024 (1)	Inc/ (Dec)	2025	2024 (1)	Inc/ (Dec)
U.S. GDP (% growth year-over-year)	2.6%	3.2%	(0.6%)	2.8%	3.0%	(0.2%)
Hot-Rolled Steel ($ per ton)(2)	$702	$1,030	$(328)	$694	$885	$(191)
Detroit Three Auto Build (000's vehicles)(3)	1,358	1,600	(242)	4,605	4,994	(389)
No. America Auto Build (000's vehicles)(3)	3,332	3,674	(342)	11,031	11,710	(679)
Zinc ($ per pound)(4)	$1.31	$1.12	$0.19	$1.31	$1.11	$0.20
Natural Gas ($ per mcf)(5)	$3.63	$2.37	$1.26	$2.87	$2.63	$0.24
On-Highway Diesel Fuel Prices ($ per gallon)(6)	$3.60	$3.96	$(0.36)	$3.63	$4.14	$(0.51)

(1)
Fiscal 2024 figures are based on revised actuals
(2)
CRU Hot-Rolled Coil (“HRC”) Index: period average
(3)
S&P Global
(4)
LME Zinc; period average
(5)
NYMEX Henry Hub Natural Gas; period average
(6)
Energy Information Administration; period average

The following table summarizes the concentration percentage of consolidated or combined net sales for the periods presented:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(Percentage of Net Sales)	2025	2024	2025	2024
End Market – Automotive	52%	50%	52%	52%
Detroit Three Automakers	32%	30%	32%	32%
Largest Automotive Customer	14%	13%	14%	15%

While our automotive business is largely driven by the production schedules of the Detroit Three Automakers, our customer base is much broader and includes other domestic automotive manufacturers and many of their suppliers.

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

Impact of Raw Material Prices

Our principal raw material is flat-rolled steel, including electrical steel, which we purchase in coils from primary steel producers. The steel industry as a whole has been cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. This volatility can significantly affect our steel costs. In an environment of increasing prices for steel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers. To the extent we are able to pass future price increases in raw materials to our customers, this could positively affect our financial results leading to inventory holding gains. To the extent we are unable to pass future price increases in raw materials to our customers, our financial results could be adversely affected. Also, if steel prices decrease, in general, competitive conditions may impact how quickly we must reduce our prices to our customers, and we could be forced to use higher-priced raw materials already in our inventory to complete orders for which the selling prices have decreased, which results in inventory holding losses. Declining steel prices could also require us to write-down the value of our inventories to reflect current market pricing. Further, the number of steel suppliers has decreased in recent years due to industry consolidation and the financial difficulties of certain suppliers, and consolidation may continue. Accordingly, if delivery from a major steel supplier is disrupted, it may be more difficult to obtain an alternative supply than in the past or the alternative supply may only be available at a premium.

The market price of our products is closely related to the price of HRC. The price of benchmark HRC is primarily affected by the demand for steel and the cost of raw materials. Over fiscal 2024, Steel prices declined in the first, second and fourth quarters and more than offset the increase in prices in the third quarter, which resulted in the fiscal 2024 average price being lower as compared to fiscal 2023. Steel prices declined during the first quarter of fiscal 2025, but largely stabilized during the second quarter of fiscal 2025. During the third quarter of fiscal 2025, prices began to rise slightly and direct spreads were impacted by an estimated inventory loss of $1.2 million as compared to an estimated $19.3 million inventory holding gain in the third quarter of fiscal 2024. During the early portion of the fourth quarter of fiscal 2025, HRC prices experienced a more significant increase (approximately $200 in March 2025), primarily as a result of U.S. tariffs on steel and aluminum announced in February 2025. With the recent increase in market pricing, we expect inventory holding gains in the fourth quarter of fiscal 2025.

To manage our exposure to market risk, we attempt to negotiate the best prices for commodities and to competitively price products and services to reflect the fluctuations in market prices. Derivative financial instruments have been used to manage a portion of our exposure to fluctuations in the cost of our raw materials; steel is the most significant. These contracts covered periods commensurate with known or expected exposures throughout the periods presented. The derivative financial instruments were executed with highly rated financial institutions.

The following table presents the average quarterly market price per ton of HRC steel during fiscal 2025 (first, second, and third quarters), fiscal 2024, and fiscal 2023:

	Fiscal Year
(Dollars per ton) (1)	2025	2024	2023
1st Quarter	$690	$879	$978
2nd Quarter	$690	$747	$742
3rd Quarter	$702	$1,030	$720
4th Quarter	N/A	$809	$1,116
Annual Avg.	$694	$866	$889

(1)
CRU HRC Index: period average

No matter how efficient, our operations, which use steel as a raw material, create some amount of scrap. The expected price of scrap compared to the price of the steel raw material is factored into pricing. Generally, as the price of steel increases, the price of scrap increases by a similar amount and vice versa. When increases in scrap prices do not keep pace with the increases in the price of the steel raw material, it can have a negative impact on our margins.

Foreign Exchange Rate Risk

Although the substantial majority of our business activity takes place in the U.S., we derive a portion of our revenues and earnings from operations in foreign countries. Our foreign currency exposure primarily consists of the Canadian dollar, Mexican peso, Chinese yuan, Indian rupee, and Euro through our operations in Canada, Mexico, China, India, and Germany, respectively. We have exposure to exchange rate fluctuations, both due to translation and transaction exposures. Translation exposures arise from measuring income statements of foreign subsidiaries with functional currencies other than the U.S. dollar. Transaction exposures involve impacts from 1) input costs that are denominated in currencies other than the local reporting currency and 2) revaluation of working capital balances denominated in currencies other than the functional currency. We have experienced negative foreign exchange impacts, particularly in the second and third quarters of fiscal 2025, due to the weakening of certain foreign currencies versus the U.S. dollar, which have impacted net earnings and cash flows. In response to the devaluation of foreign currencies (including those deemed highly inflationary), any lags or inability (due to government restrictions) to implement price increases or the negative impacts of such actions may lead to a decline in our net earnings and cash flows.

Results of Operations

Third Quarter – Fiscal 2025 Compared to Fiscal 2024

The following table presents a review of the results of operations for the three months ended February 28, 2025, and February 29, 2024.

	Three Months Ended
	February 28,	February 29,	Increase/
(In millions, except volume and per common share amounts)	2025	2024	(Decrease)
Volume (tons)	881,410	985,668	(104,258)
Net sales	$687.4	$805.8	$(118.4)
Operating income	18.3	66.3	(48.0)
Equity income	-	2.9	(2.9)
Net earnings attributable to controlling interest	13.8	49.0	(35.2)
Earnings per diluted common share attributable to controlling interest	$0.27	$0.98	$(0.71)

Net sales totaled $687.4 million in the third quarter of fiscal 2025, down $118.4 million compared to the third quarter of fiscal 2024. The decrease was primarily due to lower volumes and lower direct selling prices. Direct tons sold decreased 7% and toll tons sold decreased 15% in the third quarter of fiscal 2025 compared to the prior year quarter. Toll volumes were down primarily with our steel mill customers as they required less outside processing to meet their production requirements. Direct selling prices decreased 8% in the third quarter of fiscal 2025 compared to the prior year quarter. The mix of direct versus toll volumes was 57% to 43% in the third quarter of fiscal 2025 compared to 55% to 45% in the prior year quarter.

Gross Margin

	Three Months Ended
	February 28,	% of	February 29,	% of	Increase/
(In millions)	2025	Net sales	2024	Net sales	(Decrease)
Gross margin	$81.2	11.8%	$120.1	14.9%	$(38.9)

Gross margin decreased $38.9 million over the prior year quarter to $81.2 million, primarily due to unfavorable direct spreads (sales less material costs), and, to a lesser extent lower volume. Direct spreads, down $22.5 million, were impacted by a $20.5 million unfavorable change from an estimated $19.3 million inventory holding gain in the third quarter of fiscal 2024 compared to estimated $1.2 million inventory holding loss in the third quarter of fiscal 2025.

Selling, General and Administrative Expense

	Three Months Ended
	February 28,	% of	February 29,	% of	Increase/
(In millions)	2025	Net sales	2024	Net sales	(Decrease)
Selling, general and administrative expense	$54.6	7.9%	$52.8	6.6%	$1.8

SG&A increased $1.8 million over the prior year quarter primarily due to an additional $1.3 million of professional fees associated with the Sitem Group Transaction and increased wage and benefit costs.

Other Operating Items

	Three Months Ended
	February 28,	February 29,	Increase/
(In millions)	2025	2024	(Decrease)
Impairment of assets	$7.4	$-	$7.4
Restructuring and other expense, net	0.9	-	0.9
Separation costs	-	1.0	(1.0)

Impairment of assets in the third quarter of fiscal 2025 included the recognition of a $1.3 million pre-tax impairment charge related to an indefinite-lived in-process research and development intangible asset that was determined to be fully impaired. Additionally, due to the announced plans to combine WSCP’s Cleveland, Ohio toll processing manufacturing facility into its existing manufacturing facility in Twinsburg, Ohio, we recognized a $6.1 million pre-tax impairment charge on the disposal group assets. Refer to “Note 4 – Impairment of Assets” for additional information.

Restructuring and other expense, net in the third quarter of fiscal 2025 was driven by TWB’s VRP, which is expected to accelerate the normal retirement attrition process and result in future cost savings. In connection with the VRP, we recognized $0.9 million in severance expenses during the third quarter of fiscal 2025.

Separation costs decreased by $1.0 million in the third quarter of fiscal 2025 as the Separation was finalized on December 1, 2023, which was the first day of the third quarter of fiscal 2024. No additional Separation costs are expected subsequent to fiscal 2024, and no Separation costs were recognized in fiscal 2025. Refer to “Note 1 – Description of Business, The Separation, Agreements with the Former Parent and Separation Costs, and Basis of Presentation” for additional information.

Miscellaneous Income (Expense), Net

	Three Months Ended
	February 28,	February 29,	Increase/
(In millions)	2025	2024	(Decrease)
Miscellaneous income (expense), net	$0.2	$0.1	$0.1

Miscellaneous income (expense), net increased $0.1 million from the third quarter of fiscal 2024 primarily due to lower foreign currency remeasurement losses, including foreign currency exchange contracts related to economic (non-designated) derivative financial instruments, in the third quarter of fiscal 2025.

Interest Expense, Net

	Three Months Ended
	February 28,	February 29,	Increase/
(In millions)	2025	2024	(Decrease)
Interest expense, net	$1.4	$2.9	$(1.5)

Interest expense, net decreased $1.5 million from the third quarter of fiscal 2024, primarily due to lower average debt levels and lower average interest rates associated with the borrowings under the Credit Facility. Refer to “Note 8 – Debt” for additional information.

Equity Income

	Three Months Ended
	February 28,	February 29,	Increase/
(In millions)	2025	2024	(Decrease)
Serviacero Worthington	$-	$2.9	$(2.9)

Equity income at Serviacero Worthington decreased $2.9 million from the third quarter of fiscal 2024, driven by lower volumes and unfavorable foreign currency exchange impacts.

Income Taxes

	Three Months Ended
	February 28,	Effective	February 29,	Effective	Increase/
(In millions)	2025	Tax Rate	2024	Tax Rate	(Decrease)
Income tax expense	$5.0	26.7%	$14.0	22.2%	$(9.0)

Income tax expense was $5.0 million in the third quarter of fiscal 2025 compared to $14.0 million in the third quarter of fiscal 2024. The decrease in income tax expense was primarily driven by lower pre-tax earnings. The income tax expense in the current quarter resulted in an effective tax rate of 26.7%, compared to 22.2% for the prior year quarter. For additional information regarding our income taxes, refer to “Note 11 – Income Taxes.”

Adjusted EBIT

We evaluate operating performance on the basis of adjusted earnings before interest and taxes (“adjusted EBIT”). EBIT, a non-GAAP financial measure, is calculated by adding interest expense and income tax expense to net earnings attributable to controlling interest. Adjusted EBIT, a non-GAAP financial measure, excludes impairment and restructuring expense (income), net, but may also exclude other items, as described below, that management believes are not reflective of, and thus should not be included when evaluating the performance of our ongoing operations. Adjusted EBIT is used by management to evaluate operating performance and engage in financial and operational planning, because we believe that this financial measure provides additional perspective on the performance of our ongoing operations. Additionally, management believes these non-GAAP financial measures provide useful information to investors because they allow for meaningful comparisons and analysis of trends in our businesses and enable investors to evaluate operations and future prospects in the same manner as management.

The following table provides a reconciliation of net earnings attributable to controlling interest (the most comparable GAAP financial measure) to adjusted EBIT for the periods presented:

	Three Months Ended
	February 28,	February 28,
(In millions)	2025	2024
Net earnings attributable to controlling interest (GAAP)	$13.8	$49.0
Interest expense, net	1.4	2.9
Income tax expense	5.0	14.0
EBIT (non-GAAP)	20.2	65.9
Impairment of assets (1)	4.6	-
Restructuring and other expense, net (2)	0.5	-
Separation costs (3)	-	1.0
Adjusted EBIT (non-GAAP)	$25.3	$66.9

(1)
Impairment charges are excluded because they do not occur in the ordinary course of our ongoing business operations, are inherently unpredictable in timing and amount, and are non-cash, so their exclusion facilitates the comparison of historical, current and forecasted financial results. Non-cash impairment charges in the third quarter of fiscal 2025 were driven by 1) an indefinite-lived in-process research and development intangible asset that was determined to be fully impaired and 2) our plans to combine WSCP’s Cleveland, Ohio toll processing manufacturing facility into its existing manufacturing facility in Twinsburg, Ohio, and excludes the noncontrolling interest portion of impairment of assets of $2.8 million. For additional information regarding impairment activity, refer to “Note 4 – Impairment of Assets.”
(2)
Restructuring activities consist of established programs that are not part of our ongoing operations, such as divestitures, closing or consolidating facilities, employee severance (including rationalizing headcount or other significant changes in personnel), and realignment of existing operations (including changes to management structure in response to underlying performance and/or changing market conditions). In third quarter of fiscal 2025, TWB announced a VRP. In connection with the VRP, we recognized $0.9 million in severance expenses during the third quarter of fiscal 2025, which is recorded in restructuring and other expense, net, and excludes the noncontrolling interest portion of restructuring and other expenses, net of $0.4 million. For additional information regarding restructuring activities, refer to “Note 5 – Restructuring and Other Expense, Net.”
(3)
Separation costs reflect the direct and incremental costs incurred in connection with the Separation. These costs have been directly attributed to us to the extent incurred to our direct benefit, and include third-party advisory fees, certain employee-related costs and non-recurring costs associated with the separation of shared corporate functions.

Adjusted EBIT in the third quarter of fiscal 2025 was down $41.6 million compared to the third quarter of fiscal 2024 primarily due to a $38.9 million decrease in gross margin which was impacted by a $20.5 million unfavorable change from an estimated $19.3 million inventory holding gain in the third quarter of fiscal 2024 compared to an estimated $1.2 million inventory holding loss in the third quarter of fiscal 2025 and lower volume. Additionally, there was a $1.8 million increase in SG&A as compared to the prior year quarter, which was driven by an increase in wage and benefit costs and professional fees associated with the Sitem Group Transaction, and lower equity earnings at Serviacero Worthington.

Year-to-Date – Fiscal 2025 Compared to Fiscal 2024

The following table presents a review of the results of operations for the nine months ended February 28, 2025 and February 29, 2024.

	Nine Months Ended
	February 28,	February 29,	Increase/
(In millions, except volume and per common share amounts)	2025	2024	(Decrease)
Volume (tons)	2,811,572	2,977,808	(166,236)
Net sales	$2,260.4	$2,519.6	$(259.2)
Operating income	80.6	127.2	(46.6)
Equity income	0.4	15.7	(15.3)
Net earnings attributable to controlling interest	55.0	101.5	(46.5)
Earnings per diluted common share attributable to controlling interest (1)	$1.09	$2.05	$(0.96)

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

Net sales totaled $2,260.4 million in the current year period, down $259.2 million from the prior year period. The decrease was primarily due to lower volumes and lower direct selling prices. Direct tons sold decreased 5% and toll tons sold decreased 6% in the current year period compared to the prior year period. Direct selling prices decreased 6% in the current year period compared to the prior year period. The mix of direct versus toll volumes was 56% to 44% in both the current year period and the prior year period.

Gross Margin

	Nine Months Ended
	February 28,	% of	February 29,	% of	Increase/
(In millions)	2025	Net sales	2024	Net sales	(Decrease)
Gross margin	$261.6	11.6%	$308.8	12.3%	$(47.2)

Gross margin decreased $47.2 million over the prior year period to $261.6 million, primarily due to lower direct volume and, to a lesser extent, unfavorable direct spreads (sales less material costs) in the current year period compared with the prior year period. Direct volumes, down 5% compared with the prior year period, unfavorably impacted gross margin by $34.6 million. Direct spreads, down $11.6 million, were impacted by a $31.2 million unfavorable change from zero estimated inventory holding losses in the prior year period to estimated $31.2 million inventory holding losses in the current period.

Selling, General and Administrative Expense

	Nine Months Ended
	February 28,	% of	February 29,	% of	Increase/
(In millions)	2025	Net sales	2024	Net sales	(Decrease)
Selling, general and administrative expense	$172.7	7.6%	$160.7	6.4%	$12.0

SG&A increased $12.0 million over the prior year period primarily due to increased wage and benefit costs, incremental costs of being a stand-alone public company following the Separation, a $2.5 million increase in bad debt expenses, and $3.3 million of professional fees associated with the Sitem Group Transaction.

Other Operating Items

	Nine Months Ended
	February 28,	February 29,	Increase/
(In millions)	2025	2024	(Decrease)
Impairment of assets	$7.4	$1.4	$6.0
Restructuring and other expense, net	0.9	-	0.9
Separation costs	-	19.5	(19.5)

Impairment of assets in the current year period was driven by the recognition of a $1.3 million pre-tax impairment charge related to an indefinite-lived in-process research and development intangible asset that was determined to be fully impaired. Additionally, due to the announced plans to combine WSCP’s Cleveland, Ohio toll processing manufacturing facility into its existing manufacturing facility in Twinsburg, Ohio, we recognized a $6.1 million pre-tax impairment charge on the disposal group assets. Impairment of assets in the prior year period was driven by changes in the estimated fair market value less cost to sell related to ongoing efforts to divest certain production equipment of WSCP’s former toll processing facility in Cleveland, Ohio. Refer to “Note 4 – Impairment of Assets” for additional information.

Restructuring and other expense, net in the third quarter of fiscal 2025 was driven by TWB’s VRP, which is expected to accelerate the normal retirement attrition process and result in future cost savings. In connection with the VRP, we recognized $0.9 million in severance expenses during the current year period.

Separation costs decreased by $19.5 million in the prior year period as the Separation was finalized on December 1, 2023, which was the first day of the third quarter of fiscal 2024. No additional Separation costs are expected subsequent to fiscal 2024, and no Separation costs were recognized in the current year period. Refer to “Note 1 – Description of Business, The Separation, Agreements with the Former Parent and Separation Costs, and Basis of Presentation” for additional information.

Miscellaneous Income (Expense), Net

	Nine Months Ended
	February 28,	February 29,	Increase/
(In millions)	2025	2024	(Decrease)
Miscellaneous income (expense), net	$(1.9)	$1.6	$(3.5)

Miscellaneous income (expense), net decreased $3.5 million from the prior year period primarily due to $4.4 million of expense related to the first quarter fiscal 2025 recognition of a tax indemnity payable to the former owners of Tempel associated with the final favorable ruling in a pre-acquisition tax matter in one of the jurisdictions in which Tempel operates. Additionally, in the current year period foreign currency remeasurement losses were $2.5 million compared to foreign currency remeasurement gains of $0.5 million in the prior year period, primarily related to Tempel and TWB operations in Mexico.

The decreases from the prior year period were offset by the annuitization of a portion of the total projected benefit obligation of the inactive Tempel Steel Pension Plan, resulting in a pre-tax, non-cash settlement gain of $2.7 million to accelerate a portion of deferred pension cost. Additionally, we recognized a pre-tax gain of $1.5 million sale of unused land in China.

Interest Expense, Net

	Nine Months Ended
	February 28,	February 29,	Increase/
(In millions)	2025	2024	(Decrease)
Interest expense, net	$6.1	$3.6	$2.5

Interest expense, net increased $2.5 million from the prior year period primarily due to higher average debt levels associated with borrowings under the Credit Facility utilized to fund the $150.0 million distribution to the Former Parent in connection with the Separation. This was partially offset by a reduction of interest expense associated with the TWB Term Loan, which was contributed to us in connection with the Separation on December 1, 2023, as well as by the reduction in interest expense in the current year period as compared to the prior year period due to the outstanding short-term borrowings under the AR Facility, which was terminated in June 2023. Refer to “Note 8 – Debt” for additional information.

Equity Income

	Nine Months Ended
	February 28,	February 29,	Increase/
(In millions)	2025	2024	(Decrease)
Serviacero Worthington	$0.4	$15.7	$(15.3)

Equity income at Serviacero Worthington decreased $15.3 million over the prior year period driven by lower volume and lower direct spreads in the current year period due to inventory holding gains in the prior year period not realized in the current year period, as well as unfavorable foreign currency exchange impacts.

Income Taxes

	Nine Months Ended
	February 28,	Effective	February 29,	Effective	Increase/
(In millions)	2025	Tax Rate	2024	Tax Rate	(Decrease)
Income tax expense	$12.6	18.7%	$28.5	21.9%	$(15.9)

Income tax expense was $12.6 million for the current year period compared to $28.5 million for the prior year period. The decrease in income tax expense was driven by lower pre-tax earnings and the recognition of a $4.4 million net tax benefit related to pre-acquisition matters at Tempel. Income tax expense in the current year period resulted in an effective tax rate of 18.7% compared to 21.9% for the prior year period. For additional information regarding our income taxes, refer to “Note 11 – Income Taxes.”

Adjusted EBIT

The following table provides a reconciliation of net earnings attributable to controlling interest (the most comparable GAAP financial measure) to adjusted EBIT for the periods presented:

	Nine Months Ended
	February 28,	February 29,
(In millions)	2025	2024
Net earnings attributable to controlling interest (GAAP)	$55.0	$101.5
Interest expense, net	6.1	3.6
Income tax expense	12.6	28.5
EBIT (non-GAAP)	73.7	133.6
Impairment of assets (1)	4.6	0.9
Restructuring and other expense, net (2)	0.5	-
Separation costs (2)	-	19.5
Tax indemnification adjustment (3)	4.4	-
Pension settlement gain (4)	(2.7)	-
Gain on land sale (5)	(1.5)	-
Adjusted EBIT (non-GAAP)	$79.0	$154.0

(1)
Impairment charges are excluded because they do not occur in the ordinary course of our ongoing business operations, are inherently unpredictable in timing and amount, and are non-cash, so their exclusion facilitates the comparison of historical, current and forecasted financial results. Non-cash impairment charges in the current year period were driven by 1) an indefinite-lived in-process research and development intangible asset that was determined to be fully impaired and 2) our plans to combine WSCP’s Cleveland, Ohio toll processing manufacturing facility into its existing manufacturing facility in Twinsburg, Ohio, and excludes the noncontrolling interest portion of impairment of assets of $2.8 million. Non-cash impairment charge in the prior year period was driven by changes in the estimated fair market value less cost to sell related to ongoing efforts to divest certain production equipment at WSCP’s former toll processing facility in Cleveland, Ohio, and excludes the noncontrolling interest portion of impairment of assets of $0.5 million. For additional information regarding impairment activity, refer to “Note 4 – Impairment of Assets.”
(2)
Restructuring activities consist of established programs that are not part of our ongoing operations, such as divestitures, closing or consolidating facilities, employee severance (including rationalizing headcount or other significant changes in personnel), and realignment of existing operations (including changes to management structure in response to underlying performance and/or changing market conditions). In the current year period, TWB announced a VRP. In connection with the VRP, the Company recognized $0.9 million in severance expenses during the current year period, which is recorded in restructuring and other expense, net, and excludes the noncontrolling interest portion of restructuring and other expenses, net of $0.4 million. For additional information regarding restructuring activities, refer to “Note 5 – Restructuring and Other Expense, Net.”
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
(5)
Pension settlement gain reflects the pension lift-out transaction to transfer a portion of the total projected benefit obligation of the Tempel pension plan to a third-party insurance company, which resulted in a pre-tax non-cash charge, is excluded as it is not part of our ongoing operations.
(6)
Gain on land sale reflects the sale of unused land on the campus of Tempel China, which resulted in a pre-tax gain, is excluded as it is not part of our ongoing operations.

Adjusted EBIT was down $75.0 million compared to the prior year period primarily due to a $47.2 million decrease in gross margin, $15.3 million decrease in equity earnings at Serviacero Worthington, and a $12.0 million increase in SG&A compared to the prior year period.

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

During the nine months ended February 28, 2025, we generated $176.4 million of cash from operating activities and invested $84.9 million in property, plant and equipment. Additionally, we made net debt repayments of $38.0 million under the Credit Facility, and we paid dividends of $23.9 million. The following table summarizes our consolidated and combined cash flows for the periods presented.

	Nine Months Ended
	February 28,	February 29,
(In millions)	2025	2024
Net cash provided by operating activities	$176.4	$163.9
Net cash used in investing activities	(83.8)	(78.8)
Net cash used in financing activities	(69.5)	(57.0)
Increase in cash and cash equivalents	23.1	28.1
Cash and cash equivalents at beginning of period	40.2	32.7
Cash and cash equivalents at end of period	$63.3	$60.8

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

We believe we could access the financial markets to be in a position to sell long-term debt or equity securities. However, the continuation of uncertain economic conditions and a heightened interest rate environment could create volatility in the financial markets, which may impact our ability to access capital and the terms under which we can do so. We will continue to monitor the economic environment and its impact on our operations and liquidity needs.

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

Net cash provided by operating activities was $176.4 million during the nine months ended February 28, 2025, compared to $163.9 million net cash provided by operating activities during the nine months ended February 29, 2024. This change was primarily due to a $48.7 million increase in cash from net operating working capital (accounts receivable, inventories, and accounts payable), driven by the reduction in average steel prices over the prior year period. Additionally, we received dividends totaling $12.8 million from Serviacero Worthington in the current year period as compared to $0 in the prior year period. These increases were partially offset by the reduction of $13.8 million related to accrued compensation and employee benefits due to the paydown of those related liabilities, as well as lower overall net earnings.

Investing Activities

Net cash used in investing activities was $83.8 million during the nine months ended February 28, 2025, compared to $78.8 million during the nine months ended February 29, 2024. In the current year period, the driver of net cash used in investing activities was primarily related to capital expenditures, which were substantially related to the previously announced strategic expansions of our electrical steel operations in Mexico and Canada to service the automotive and transformer markets, respectively, as well as certain other assets. In the prior year period, we paid $21.0 million, net of cash acquired, for the acquisition of Voestalpine Nagold. See Note 13 – “Acquisitions” for further information.

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

Financing Activities

Net cash used in financing activities was $69.5 million during the nine months ended February 28, 2025, compared to net cash used in financing activities of $57.0 million during the nine months ended February 29, 2024. The increase in net cash used in financing activities in the current year period was primarily due to $23.9 million of dividends paid to shareholders of our common shares. No dividends to shareholders of our common shares were paid during the prior year period as the first dividend declared after the Separation was paid in March 2024. The current year period included net short-term repayments of $38.0 million under our Credit Facility (see the “Revolving credit facility” section below). In the prior year period, there were net short-term borrowings of $144.4 million from our Credit Facility, which were primarily to fund the $150.0 million distribution to the Former Parent.

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

As of February 28, 2025, we were in compliance with the financial covenants of the Credit Facility. The Credit Facility does not include credit rating triggers. There were $110.0 million outstanding borrowings drawn against the Credit Facility at February 28, 2025, leaving a borrowing capacity of $440.0 million, subject to the eligible borrowing base, available for use. At February 28, 2025 and May 31, 2024, the available borrowing capacity was $217.1 million and $307.6 million, respectively. Under the Credit Facility, we may extend borrowings up to the maturity date subject to the eligible borrowing base.

Canadian Government Regional Economic Growth Loan – Tempel Canada entered into a loan through the Canadian Government’s Regional Economic Growth Innovation program and received the first distribution of CAD $3.2 million (approximately USD $2.2 million, which is 90% of the total available through the program) during the third quarter of fiscal 2025. The loan is interest free and is for an amount of up to CAD $3.5 million. The loan, which is at 0% interest, is scheduled to be paid off in sixty equal installments beginning April 1, 2027, with the final payment due March 1, 2032. There were no debt issuance costs associated with the loan.

Common shares – Prior to the Separation, our common shares were owned by the Former Parent. After the Separation was completed as described in “Note 10 – Equity”, there were 49.3 million shares issued and outstanding. On December 1, 2023, the common shares began trading on the NYSE under the ticker symbol “WS.”

On March 19, 2025, the Board declared a quarterly cash dividend of $0.16 per common share payable on June 27, 2025, to shareholders of record at the close of business on June 13, 2025.

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

Management, under the supervision of and with the participation of Worthington Steel’s principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q (the quarterly period ended February 28, 2025). Based on that evaluation, Worthington Steel’s principal executive officer and principal financial officer have concluded that such disclosure controls and procedures designed at the reasonable assurance level and were effective at a reasonable assurance level as of the end of the quarterly period covered by this Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Form 10-Q (the quarterly period ended February 28, 2025) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs (1)	Plans or Programs (2)
December 1-31, 2024	28,910	$38.27	-	-
January 1-31, 2025	2,858	28.99	-	-
February 1-28, 2025	194	26.67	-	-
Total	31,962	$37.37	-

(1)
There were no common shares purchased during the period presented as part of publicly announced plans or programs.
(2)
No publicly announced plans or programs existed for the period presented.

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

During the third quarter of fiscal 2025, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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

WORTHINGTON STEEL, INC.

Date: April 11, 2025	By:	/s/ Timothy A. Adams
Timothy A. Adams,
Vice President and Chief Financial Officer
(On behalf of the Registrant as Duly Authorized Officer and as Principal Financial Officer)