Form 10-K
period 2025-05-31
Worthington Steel, Inc.
filed 2025-07-29
CIK 1968487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2025

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the common shares (the only common equity of the registrant) held by non-affiliates of the registrant, based on the closing price of the common shares on November 29, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,500,562,977. For this purpose, executive officers and directors of the registrant are considered affiliates.

The number of common shares (the only common stock of the registrant) outstanding, as of July 25, 2025, was 50,872,821.

DOCUMENTS INCORPORATED BY REFERENCE:

Selected portions of the registrant’s definitive proxy statement for its annual meeting of shareholders to be held on September 24, 2025 (the “2025 Proxy Statement”), are incorporated by reference into Part III of this annual report on Form 10-K to the extent provided herein.

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
•
expected financial and operational performance, and future opportunities;
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
•
anticipated improvements in business and efficiencies to be gained from the use of artificial intelligence and machine learning (“AI”) and other technologies;
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
•
volatility or fluctuations in the pricing, quality or availability of raw materials (particularly steel), supplies, transportation, utilities, energy, labor and other items required by operations;
•
effects of sourcing and supply chain constraints, including interruptions in deliveries of raw materials and supplies or the loss of key supplier relationships;
•
increases in freight and energy costs;
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
•
the ability to achieve synergies and other expected benefits and cost savings therefrom; the ability to realize expected benefits of strategically deployed capital expenditures;

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
•
the operational, data privacy, security, regulatory, and legal risks associated with the Company’s reliance on AI technologies as well as its inability to stay abreast of technological advancements and its dependence on third parties who rely on AI technologies;
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
•
the impact of environmental laws and regulations or the actions of the U.S. Environmental Protection Agency (“EPA”) or similar regulators which increase costs or limit the Company’s ability to use or sell certain products;
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
•
cyber security risks;
•
risks associated with artificial intelligence technologies;
•
the effects of privacy and information security laws and standards;

•
the cyclical nature of the steel industry;
•
the Company’s safety performance;
•
the effects of competition and price pressures from competitors; and
•
other risks described from time to time in the filings of Worthington Steel, Inc. with the SEC, including those described in “PART I – Item 1A. – Risk Factors” of this Form 10-K.

The Company notes these factors for investors as contemplated by the PSLRA. Forward-looking statements should be construed in the light of such risks. It is impossible to predict or identify all potential risk factors. Consequently, readers should not consider the foregoing list to be a complete set of all potential risks and uncertainties. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. The Company does not undertake, and hereby disclaim, any obligation to correct or update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

v

PART I

Unless otherwise indicated, all Note references in this Form 10-K refer to the Notes to the Consolidated and Combined Financial Statements included in “Part II – Item 8. – Financial Statements and Supplementary Data” of this Form 10-K.

Item 1. — Business

General Overview

Worthington Steel, Inc., an Ohio corporation (“Worthington Steel” and, together with its consolidated subsidiaries and joint ventures, referred to herein as the “Company,” “we,” “us” or “our”) is one of North America’s premier value-added metals processors with the ability to provide a diversified range of products and services that span a variety of end markets. We are a value-added processor of carbon flat-rolled steel and a producer of laser welded solutions and electrical steel laminations. We are one of the largest independent intermediate processors of carbon flat-rolled steel in the U.S. We occupy a niche in the steel industry by focusing on products requiring exact specifications.

We buy coils of steel from primary steel producers and process them to the precise type, thickness, length, width, shape and surface quality required by customer specifications. Our product lines and processing capabilities include:

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

We also toll process steel for steel mills, large end-users and service centers. Toll processing is different from direct sale steel processing in that the customer retains title to the steel and has the responsibility for selling the end product. Toll processing allows us to earn a fee for services without incurring inventory costs. Our manufacturing facilities further benefit from the flexibility to move between direct versus tolling services based on demand throughout the year.

We operate 28 manufacturing facilities located in the U.S. (19), Canada (2), China, India, Germany, and Mexico (4). On June 3, 2025, subsequent to the end of fiscal year ended on May 31, 2025 (“fiscal 2025”), through our subsidiary Tempel Steel Company, LLC (“Tempel”), we acquired a 52% controlling equity stake in Italy-based Sitem S.p.A. (“Sitem” and, together with its subsidiaries, Stanzwerk AG, Decoup S.A.S. and Sitem Slovakia spol. s r.o., collectively referred to herein as the “Sitem Group”), which has additional locations in Italy (3), France, Slovakia, and Switzerland.

We serviced approximately 1,200 customers during fiscal 2025 in many end markets including automotive, construction, machinery and equipment, agriculture, and heavy trucks, among others. The automotive industry is one of the largest consumers of flat-rolled steel, and the largest end market for us. During fiscal 2025, our top three customers represented approximately 33.0% of total net sales.

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

Our philosophy is rooted in the belief that people are our most important asset and is the basis for our unwavering commitment to our employees, customers, suppliers, and shareholders. Our primary goal is to create value for our shareholders. Built on the successful foundation of the Worthington Business System, a strategic framework designed to drive continuous improvement through the use of enabling tools and technology that help drive results and inform our business decisions, we apply a disciplined approach to capital deployment and seek to grow earnings by optimizing our operations and supply chain, developing and commercializing new products and applications, and pursuing strategic investments and acquisitions.

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

Our fiscal year and fourth quarter ends on May 31, with “fiscal 2025” ending on May 31, 2025, “fiscal 2024” ending on May 31, 2024, and “fiscal 2023” ending on May 31, 2023. Our other quarterly periods end on the final day of August (first quarter), November (second quarter) and February (third quarter).

We are headquartered at 100 West Old Wilson Bridge Road, Columbus, Ohio 43085, telephone (614) 840-3462. The common shares of Worthington Steel (the “common shares”) are traded on the New York Stock Exchange (“NYSE”) under the symbol WS. We maintain a website at www.worthingtonsteel.com. This uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate our website into this Form 10-K. Worthington Steel’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as Worthington Steel’s definitive proxy materials for annual meetings of shareholders filed pursuant to Section 14 of the Exchange Act, are available free of charge, on or through our website, as soon as reasonably practical after such material is electronically filed with, or furnished to, the SEC.

Recent Business Developments

•
Finalized the definitive agreement to acquire a controlling equity stake in Italy-based Sitem Group. The transaction closed on June 3, 2025, subsequent to the end of fiscal 2025.
•
On June 25, 2025, the Worthington Steel Board of Directors (the “Board”) declared a quarterly dividend of $0.16 per common share payable on September 26, 2025, to shareholders of record at the close of business on September 12, 2025.

Segment

Our operations are managed principally on a products and services basis under a single group organizational structure. We determined that there is only one operating segment and therefore one reportable segment after considering several sources of information, including our internal organizational structure, the basis on which budgets and forecasts are prepared, the financial information that the our Chief Operating Decision Maker (“CODM”) reviews in evaluating company performance and determining how resources should be allocated, and how we release information to the public and analysts. Our CODM is Worthington Steel’s Chief Executive Officer (“CEO”).

The Separation

On December 1, 2023 (the “Separation Date”) at 12:01 a.m. Eastern Time, Worthington Enterprises, Inc., an Ohio corporation formerly known as Worthington Industries, Inc. (“Worthington Enterprises” or “Former Parent”), completed the Separation into Worthington Steel as a stand-alone publicly traded company. The Separation was achieved through a tax-free pro rata distribution of 100% of the common shares of Worthington Steel to holders of record of Worthington Enterprises common shares (the “Distribution”) as of the close of business on November 21, 2023 (the “Record Date”). Each holder of record of Worthington Enterprises common shares received one common share of Worthington Steel for every one Worthington Enterprises common share held at the close of business on the Record Date. Worthington Enterprises retained no ownership interest in Worthington Steel following the Separation. In connection with the Separation, Worthington Steel entered into several agreements with Worthington Enterprises that govern the relationship between the parties following the Distribution, including a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, Steel Supply and Services Agreement, and Transition Services Agreement.

Sources and Availability of Raw Materials

We have developed strong relationships with our mill suppliers, who provide the quality materials we need, meet our quality and service requirements, and are able to offer competitive terms with regard to quality, pricing, delivery, and volumes purchased.

The primary raw material we purchase is flat rolled steel. We purchase steel in large quantities at regular intervals from major steel mills, both domestic and foreign. The amount purchased from any supplier varies from year to year depending on a number of factors including market conditions, then-current relationships and prices and terms offered. In nearly all market conditions, steel is available from multiple suppliers and generally any supplier relationship or contract can and has been replaced with little or no significant interruption to our business. During fiscal 2025, we purchased approximately 2.44 million tons of steel (70% hot-rolled, 20% cold-rolled and 10% galvanized).

Steel is primarily purchased and processed based on specific customer orders. Raw materials are generally purchased in the open market on a negotiated basis. Supply contracts are also entered into, some of which have fixed pricing and some of which are indexed (monthly or quarterly). During fiscal 2025, we purchased steel from the following major suppliers, in alphabetical order: Cleveland-Cliffs Steel Inc.; NLMK Indiana LLC; North Star BlueScope Steel, LLC; Nucor Corporation; Steel Dynamics, Inc; and United States Steel Corporation.

For certain raw materials, such as, zinc, there are limited suppliers and our purchases are generally at market prices. However, historically, we have been able to replace our supplier relationships or contracts with little or no significant interruption to our business. Major suppliers of zinc in fiscal 2025 were, in alphabetical order: Glencore Ltd; Nexa Resources US Inc.; Ritchey Metals Company Inc.; Teck Resources Limited; and Trafigura Trading LLC. We believe our supplier relationships are generally favorable.

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

Our technical service personnel work in conjunction with our sales force to specify components and materials required to fulfill customer needs. Laboratory facilities also perform metallurgical and chemical testing as dictated by International Organization for Standardization (“ISO”), ASTM International, and other customer and industry specific requirements.

This comprehensive approach to technical services and support enhances our competitive position by ensuring high-quality products, strong customer relationships and continuous improvement.

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

Our Joint Ventures

As part of our strategy to selectively develop new products, markets, and processing capabilities and to expand our international presence, while sharing the risks and costs associated with those activities, we participate in four operating joint ventures. The following three joint ventures are consolidated due to our ability to control operating and capital decisions made in the ordinary course of business:

•
WSCP is a 63%-owned joint venture that operates a pickling facility in Ohio. WSCP has no fixed duration and will operate in perpetuity until dissolved or otherwise terminated by its managers. WSCP’s operations are overseen by a supervisory board of five members, of which we are entitled to appoint three and the other member of WSCP is entitled to appoint two.
•
Spartan is a 52%-owned joint venture that operates a cold-rolled, hot-dipped coating line for toll processing steel coils into galvanized, galvannealed and aluminized products intended primarily for the automotive industry. Spartan’s initial duration is until the earliest of (i) December 31, 2045, (ii) 90 days from the sale or disposition of substantially all of Spartan’s assets, (iii) the retirement of any member, and (iv) the voluntary or elective dissolution by one or more partners. Spartan is managed by a board of governors consisting of six members, of which we are entitled to appoint three.
•
TWB is a 55%-owned joint venture that supplies light-weight tailor welded solutions, including laser welded blanks, tailor welded aluminum blanks, hot formed tailored welded blanks, laser welded coils and other laser welded products across North America for use primarily in the automotive industry for products such as inner-door panels, rails and pillars. TWB has no fixed duration and will operate until the earliest of (i) 90 days from the sale or other disposition of all or substantially all of TWB’s assets, (ii) the retirement of any member, and (iii) the date on which the members of TWB consent to the dissolution of the joint venture. TWB is managed by a board of managers consisting of seven managers, of which we are entitled to appoint four.

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

See “Note 3 – Investment in Unconsolidated Affiliate” for additional information about our unconsolidated joint ventures.

Environmental Matters

Our manufacturing facilities, like those of similar industries making similar products, are subject to many federal, state, local and foreign laws, and regulations, including those relating to the protection of our employees and the environment. In addition to the requirements of the state and local governments of the communities in which we operate, we must comply with federal environmental regulations, the most significant of which are enforced by the EPA. We evaluate and implement ways to reduce emissions and waste and decrease costs related to compliance with environmental and other government regulations. The cost of such activities, compliance or capital expenditures for environmental control facilities necessary to meet regulatory requirements are not estimable but have not and are not anticipated to be material when compared with our overall costs and capital expenditures and, accordingly, are not anticipated to have a material effect on our financial position, results of operations, cash flows, capital expenditures, earnings or competitive position.

Twenty-two of our facilities hold the ISO 14001 certifications, a highly recognized global standard for an effective environmental management system and our remaining facilities are managed to similar standards.

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

Corporate Responsibility

Human Capital Management

Our commitment to social governance and sustainability includes putting people first by providing a supportive and inclusive environment built on a culture of engagement, and by working together to ensure the health and safety of our employees. At the corporate level, we maintain a fully dedicated department responsible for best-in-class environmental, health and safety initiatives and best practices across the Company.

As of May 31, 2025, we had approximately 4,800 employees and our unconsolidated joint venture employed approximately 500 additional individuals. Of the aggregate of those groups, approximately 22% of those individuals are represented by collective bargaining units, all of which are located outside of the United States and in jurisdictions where collective bargaining arrangements are customary. We believe that our open-door policy has created an environment which fosters open communication and serves to cultivate the good relationships we have with our employees, including those covered by collective bargaining units.

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

Safety, Health and Wellness

We have always made the safety and well-being of our people a top priority, and we have regularly maintained an industry-leading safety record. For us, safety is about engagement, and our employees have adopted a culture where safety is everyone’s responsibility, not just the safety of our employees, but for the safety of everyone who enters our facilities. We also provide our employees and their families with access to what we believe are market competitive benefits, as compared to others in our industry, including a parental leave benefit that offers all new parents the opportunity for paid time off. We have a broad array of other employee centered-benefits and wellness programs, including fitness centers, free health screenings, health fairs, and other company-wide and location-specific wellness events and challenges. We believe our investments in safety, health and wellness are key to supporting and protecting our most important asset, our people.

In addition to the requirements of the state and local governments of the communities in which we operate, we must comply with federal health and safety regulations, the most significant of which are enforced by the Occupational Safety and Health Administration (“OSHA”). We comply with and work to exceed all applicable worker safety regulations in the U.S. as governed by OSHA. Our U.S. facilities also hold certifications with various industry groups that require regular inspections including ISO. Our global sites meet or exceed all local regulations for worker safety and hold various accreditations, certifications, and registrations that require regular inspections.

Fifteen of our facilities hold ISO 45001 certifications, a highly recognized global standard for an effective Health and Safety Management System and our remaining facilities are managed to similar standards.

Diversity, Equity and Inclusion

We believe that fostering an inclusive environment is essential to our success. We are committed to ensuring that every employee feels respected, heard, and valued. Grounded in our Philosophy, we are building a culture where everyone belongs, unique perspectives are welcomed, and collaboration fuels innovation and delivers stronger results.

To further such efforts, we established a Diversity, Equity, and Inclusion Council (the “Council”) chaired by out CEO. The Council implemented a strategy where diversity, equity and inclusion efforts are focused on strengthening our workforce, workplace, and community pillars. These pillars serve as a foundation for continually building and fostering an inclusive culture.

A vital part of that inclusive culture at Worthington Steel is our support for Employee Resource Groups (ERGs). These voluntary, employee-led groups work to foster a more welcoming workplace by uniting people with common interests, identities, or backgrounds. ERGs play a key role in shaping our culture, offering insight to leadership, building cross-functional relationships, and ensuring that all voices are recognized and empowered across the organization.

Item 1A. — Risk Factors

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

Risks Related to Our Business

Economic or Industry Downturns and Weakness

Our net sales are heavily concentrated in the automotive and construction end markets, and a decline in those end markets may have an adverse impact on our results of operations and cash flows. The automotive and construction industries account for approximately 52.0% and 11.0%, respectfully, of our net sales, and reduced demand from these industries could adversely affect our business. An overall downturn in the general economy and/or in the countries in which we conduct business, a disruption in capital and credit markets, high inflation, high unemployment, reduced consumer confidence or other factors could cause reductions in demand from our end markets in general and, in particular, the automotive and construction end markets. If demand for the products we sell to the automotive, construction or other end markets which we supply were to be reduced, our financial results and cash flows could be negatively affected.

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

Raw Material Pricing and Availability

Our operating results may be adversely affected by continued volatility in steel prices. Over the past few years, we have experienced volatility in steel prices due to supplier consolidation, tight mill orders due to a pandemic, the war in Ukraine and tariffs on foreign steel. If steel or other raw material prices were to decrease, competitive conditions or contractual obligations may impact how quickly we must reduce our prices to our customers, and we could be forced to use higher-priced raw materials then on hand to complete orders for which the selling prices have decreased, which results in inventory holding losses. Decreasing steel prices could also require us to write-down the value of our inventory to reflect current net realizable value.

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

On February 1, 2025, President Trump issued executive orders imposing additional tariffs on imports from Canada, Mexico, and China (a 10% duty on Chinese imports and deferred action on Canada/Mexico) followed by retaliatory tariffs from China. On February 10, 2025, new Section 232 measures reinstated a blanket 25% tariff on all steel imports and raised aluminum tariffs from 10% to 25%, effective March 12, 2025, revoking prior country-specific exemptions and halting product exclusions.

On June 3, 2025, President Trump elevated these tariffs under Section 232 once again by signing a proclamation doubling the steel and aluminum duties to 50%, effective June 4, 2025. This escalation applies broadly to origin-based tariffs (steel, aluminum and derivatives), closes previously negotiated quotas and carve-outs (subject to limited U.K. exceptions until July 9, 2025), and eliminates stacking exceptions with other reciprocal tariffs.

We expect that these tariffs, while in effect, will discourage steel imports from non-exempt countries. If these or other tariffs or duties expire or if others are relaxed or repealed, or if relatively higher U.S. metal prices make it attractive for foreign metal producers to export their products to the U.S., despite the presence of duties or tariffs, the resurgence of substantial imports of foreign metal could create downward pressure on U.S. metal prices. If the Section 232 measures are removed or substantially lessened, whether through legal challenge, legislation, executive action or otherwise, imports of foreign metals would likely increase and metal prices in the U.S. would likely fall, which could materially adversely affect our financial results.

Climate change

Concern about climate change might result in new legal and regulatory requirements to reduce or mitigate the effects of climate change. While we believe our operations do not emit significant amounts of carbon dioxide or other greenhouse gases, legal or regulatory changes related to climate change may result in higher prices for metal, higher prices for utilities required to run our facilities, higher fuel costs for us and our suppliers, increased compliance costs and other adverse impacts. We are actively working to support the legislated requirements in multiple jurisdictions including the Corporate Sustainability Reporting Directive and the Carbon Border Adjustment Mechanism in the European Union and California’s Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act. These laws and regulations have, and will continue to have, the potential to impact our operations directly or indirectly as a result of required compliance by us and our suppliers.

There is a focus by governmental and non-governmental entities on sustainability matters. Any perception that we have failed to act responsibly regarding climate change could result in negative publicity and adversely affect our business and reputation.

There also has been stakeholder focus, including by governmental authorities, investors, customers, media and nongovernmental organizations, on environmental sustainability matters, such as climate change, the reduction of greenhouse gases and water consumption. Legislative, regulatory or other efforts to combat climate change or other environmental concerns could result in future increases in taxes, restrictions on or increases in the costs of supplies, transportation and utilities, any of which could increase our operating costs, and necessitate future investments in facilities and equipment. Further, our customers may impose emissions reduction or other environmental standards and requirements. As a result, we may experience increased compliance burdens and the sourcing of our products may be adversely affected. These risks also include the increased pressure to make commitments, set targets, or establish additional goals to take actions to meet them, which could expose us to market, operational, execution and reputational costs or risks.

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

Many of our key end markets, such as automotive and construction, are cyclical in nature. Cyclical markets can be impacted by both market demand and raw material supply, particularly with respect to steel. The demand for our products is directly related to, and quickly impacted by, customer demand in our end markets, which can change as the result of changes in the general U.S. or worldwide economies and other factors beyond our control. Adverse changes in demand or pricing can have a negative effect on our business and results of operations.

We are unable to predict the duration of the current economic conditions or the magnitude or timing of changes in economic activities, which could adversely affect our customers and, in turn, our business. Our business depends on demand from customers across various end markets, including automotive, construction, and manufacturing. Demand in these markets can be impacted by changes in domestic and global economic conditions, supply chain disruptions, or shifts in trade policy, including the imposition of or changes to tariffs and trade barriers. Recent escalations in U.S. trade measures—including the reinstatement and increase of tariffs under Section 232—have led to heightened uncertainty in customer sourcing strategies, build schedules, and order patterns, particularly in the automotive sector. This uncertainty has made it difficult to anticipate future customer requirements, which could result in fluctuations in our volumes, operating rates, and financial performance. The magnitude, timing and duration of these economic and policy-driven shifts are uncertain and could continue to adversely affect our results of operations, cash flows and financial condition. While we monitor market developments, the pace, timing, and extent of economic improvement remains uncertain and is outside of our control.

Significant reductions in sales to any of the Detroit Three automakers, or to our automotive-related customers in general, could have a negative impact on our business. Approximately 52% of our net sales are to automotive-related customers. Although we do sell to the domestic operations of foreign automakers and their suppliers, a significant portion of our automotive sales are to the Detroit Three automakers and their suppliers. A reduction in sales for any of the Detroit Three automakers, as well as additional or prolonged idling of production facilities in response supply chain constraints, has negatively impacted and could continue to negatively impact our business. In addition, some automakers have begun using greater amounts of aluminum and smaller proportions of steel in some new models, thereby reducing the demand for certain of our products.

Any future United Auto Workers (“UAW”) strikes against the Detroit Three automakers could have material adverse effects on our business, financial position, results of operations and cash flows. The automotive industry is one of the largest consumers of flat-rolled steel, and our largest end market. While the duration and scope of any future UAW strikes against the Detroit Three automakers, as well as the corresponding impact on the business of suppliers to the Detroit Three automakers and the impact on our own business, financial position, results of operations and cash flow, are impossible to predict at this time, the prolonged idling of our customers’ production facilities in response to strikes could have a material adverse impact on us. The UAW strike in our fiscal 2024 had minimal impact on our business due to the limited duration and scope of the strike and our ability to plan accordingly. The extent to which future UAW strikes will impact us will depend on future developments, which cannot be predicted and are highly uncertain. The ultimate impact on our business, financial position, results of operations and cash flows will depend on factors beyond our control including the duration and scope of the strikes.

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

The closing, idling or relocation of our suppliers’ manufacturing facilities could have a negative impact on us. If delivery from a supplier is disrupted, particularly with respect to certain types of specialty steel, it may be more difficult to obtain an alternate supply than in the past. These closures and disruptions could also have an adverse effect on our suppliers’ on-time delivery performance, which could have an adverse effect on our ability to meet our own delivery commitments and may have other adverse effects on our business. If suppliers relocate their manufacturing facilities farther from our locations, it may result in increased costs to us and/or reduced availability of key supplies which may have a negative impact on our results of operations and financial condition.

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

The U.S. federal government has imposed tariffs on certain foreign goods, including on certain steel products imported into the U.S. and those tariffs may adversely impact our business and financial condition. Although such steel tariffs may benefit portions of our business, these tariffs, as well as country-specific or product-specific exemptions, may also lead to steel price fluctuations and retaliatory actions from foreign governments and/or modifications to the purchasing patterns of our customers that could adversely affect our business or the steel industry as a whole. In particular, certain foreign governments, including Canada, China and Mexico, have instituted or are considering imposing tariffs on certain U.S. goods, which previously contributed to increased raw material prices, but did not have a significant or recurring impact on our business. Restrictions on trade with foreign countries, imposition of customs duties or further modifications to U.S. international trade policy have the potential to disrupt our supply chain or the supply chains of our customers and to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof, potentially leading to negative effects on our business and financial condition.

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

If government fuel efficiency and/or emissions standards for automobiles result in the substitution of other materials for steel, or the substitution of electric motors for internal combustion engines, demand for our products could be negatively impacted, which could have an adverse effect on our financial results. Due to government requirements that manufacturers increase the fuel efficiency of automobiles, the automotive industry is exploring alternative materials to steel in order to decrease weight and increase mileage. In addition, in an effort to reduce emissions, the automotive industry is also shifting toward products that rely on electric motors instead of internal combustion engines. Although our product offerings include certain lightweighting solutions and electric motor components, the substitution of lighter weight material for steel and/or electric motors for internal combustion engines in automobiles could adversely affect prices of and demand for certain of our steel products. Conversely, if government fuel efficiency and/or emission standards for automobiles are reduced or eliminated, demand for our lightweighting solutions and electric motor components could be reduced over time, which would negatively impact our results of operations.

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

As cybersecurity threats continue to evolve and become more sophisticated, including through the use of artificial intelligence, we may be required to incur significant costs and invest additional resources to protect against and, if required, remediate the damage caused by such disruptions or system failures in the future. The potential consequences of a material cybersecurity attack include reputational damage, investigations and/or adverse proceedings with regulators and enforcement agencies, litigation with third parties, disruption to our systems (including production capabilities), unauthorized release of confidential, personally identifiable or otherwise protected information, corruption of data, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness, results of operations and financial condition. Insurance coverage for cyberattacks may become unavailable, may not cover the types of losses we may incur, and may be inadequate in amount to cover liabilities resulting from a cyberattack. Refer to Item 1C: “Cybersecurity” for further information on our Cybersecurity processes, policies, and programs.

Artificial Intelligence Technologies and Machine Learning

We have begun using commercially available artificial intelligence tools (“AI”) and traditional machine learning (“ML”) technologies to enhance productivity and support internal decision-making. We are not engaged in high-risk or autonomous AI systems that materially influence customer-facing decisions or critical infrastructure. As we continue to evaluate and expand these tools across our workforce, their use presents a number of risks and uncertainties.

Some AI tools, particularly generative models, may generate outputs that are not easily auditable or explainable, which could impact the reliability of internal analyses or recommendations if not subject to appropriate human oversight. Reliance on flawed outputs could adversely impact business decisions, internal analyses, and operational workflows. Additionally, the use of AI to process sensitive, proprietary, or personal data introduces cybersecurity and data privacy risks, including the potential for data leakage, unauthorized access, or unintended disclosure, particularly when integrated with third-party platforms or cloud-based services.

The legal and regulatory landscape for AI is evolving rapidly and may impose future compliance obligations or restrictions. Additionally, reliance on third-party AI providers could expose us to service disruptions, quality concerns, or liability for unintended consequences. If not effectively managed, these risks could adversely affect our operations, reputation, or financial results.

We are actively building enterprise governance structures, such as a Technology Governance Committee and a Data Asset and Information Management program, to help ensure responsible, secure, and ethical use of AI and data assets across the business.

Business Disruptions

Disruptions to our business or the business of our customers or suppliers could adversely impact our operations and financial results. Business disruptions, including delayed or insufficient materials resulting from shortages of supply or transportation, severe weather events (such as hurricanes, tsunamis, earthquakes, tornados, floods, droughts and blizzards), casualty events (such as explosions, fires or material equipment breakdown), acts of terrorism, international conflicts, labor disruptions, the idling of facilities due to reduced demand (resulting from a downturn in economic activity or otherwise), public health emergencies or other health crises, or other events, could cause interruptions to our business as well as the operations of our customers and suppliers. Additionally, unexpected extended equipment downtime on certain of our plants’ specialized equipment, including galvanizing lines and presses, could cause interruptions to our ability to meet customer requirements. While we maintain insurance coverage that may offset some losses relating to certain types of these events, losses from business disruptions could have an adverse effect on our operations and financial results, and we could be adversely impacted to the extent any such losses are not covered by insurance or cause some other adverse impact to us.

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

Joint Ventures and Investments

A change in the relationship between the members of any of our joint ventures may have an adverse effect on that joint venture and our financial results. We have been successful in the development and operation of various joint ventures. We believe an important element in the success of any joint venture is a solid relationship between the members of that joint venture. If there is a change in ownership, a change of control, a change in management or management philosophy, a change in business strategy or another event with respect to a member of a joint venture that adversely impacts the relationship between the joint venture members, it could adversely impact that joint venture. The other members in our joint ventures may also, as a result of financial or other reasons, be unable or unwilling to support actions that we believe are in the best interests of the respective joint ventures. In addition, joint ventures necessarily involve special risks. Whether or not we hold a majority interest or maintain operational control in a joint venture, the other members in our joint ventures may have economic or business interests or goals that are inconsistent with our interests or goals. For example, because they are joint ventures, we do not have full control of every aspect of the joint venture’s business and/or certain significant decisions concerning the joint venture, which may require certain approvals from the other members in our joint ventures, and the other members in our joint ventures may be unwilling or unable to support actions that we believe to be in our best interests, may take action contrary to our policies or objectives with respect to our investments, or may otherwise be unable or unwilling to support actions that we believe are in the best interests of the respective joint venture, each of which could have an adverse effect on that joint venture and our financial results. Where we do not hold a majority interest in a joint venture (i.e., the unconsolidated joint venture Serviacero Worthington in which we own a 50% noncontrolling interest), our ability to control the direction and operations of that joint venture is limited and our investment in that joint venture is significantly dependent on the other member of the joint venture. The failure of the other member of the unconsolidated joint venture to properly manage and operate the joint venture could have an adverse effect on that joint venture and our financial results.

Acquisitions and Equity Investments

We may be unable to successfully consummate, manage or integrate our acquisitions or other equity investments or our acquisitions and investments may not meet our expectations. We may from time to time seek attractive opportunities to acquire businesses, enter into joint ventures and make other investments that are complementary to our existing strengths. There are no assurances, however, that any acquisition or investment opportunities will arise or, if they do, that they will be consummated, or that any needed additional financing for such opportunities will be available on satisfactory terms when required. In addition, acquisitions and investments involve risks that the businesses acquired or in which we invest will not perform in accordance with our expectations, that business judgments concerning the value, strengths and weaknesses of businesses will prove incorrect, that we may assume unknown liabilities from the seller, that the businesses may not be integrated successfully and that the acquisitions and investments may strain our management resources or divert management’s attention from other business concerns.

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

Capital Expenditures and Capital Resources

Our business requires capital investment and maintenance expenditures, and our capital resources may not be adequate to provide for all of our cash requirements. Many of our operations are capital intensive. For the fiscal year ended May 31, 2025, our total capital expenditures, were approximately $130.4 million. Additionally, as of May 31, 2025, we were obligated under lease agreements to make aggregate operating lease payments of $94.1 million. Our business also requires expenditures for maintenance of our facilities. Additionally, anticipated growth in the electrical steel market will require a significant amount of strategic capital expenditures to meet those market growth expectations. Given the potential for challenges, uncertainty and volatility in the domestic and global economies and financial markets, there can be no assurance that our capital resources will be adequate to provide for all of our cash requirements.

Our significant strategic capital investments may not achieve their intended return on investment, which could adversely affect our financial condition and results of operations. We have committed and deployed significant capital to strategic growth initiatives, including large-scale plant expansions in Mexico and Canada. These projects are intended to increase our processing capacity and support anticipated growth in markets such as electrical steel. The successful performance of these investments depends on achieving the anticipated customer demand to support profitable utilization of these new facilities. There can be no assurance that market demand will materialize at levels sufficient to support the expected volumes, margins, or timing necessary to achieve our internal forecasts. If we are unable to secure sufficient customer orders or if demand for our products grows at a slower rate than expected, the newly expanded capacity may be underutilized. This could result in a lower-than-expected return on investment, adversely impacting our profitability and potentially reducing the effectiveness of our capital allocation strategy.

Capital Structure

While we expect to utilize our Revolving Credit Facility for certain growth initiatives, larger-scale opportunities may require access to alternative funding sources, which could be difficult. We expect to finance our growth initiatives through borrowings under our ABL Credit Facility, which matures on November 30, 2028. However, our ABL Credit Facility may not be sufficient or available to finance our growth initiatives, and we may have to find additional sources of financing. It may be difficult for us in the future to obtain the necessary funds and liquidity on terms acceptable to us, or at all, to run and expand our business.

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

Because the Revolving Credit Facility bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases. An increase in interest rates would increase our interest expense on the Revolving Credit Facility. If interest rates rise in the future, we could be unable to service our debt, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Difficult Financial Markets

If we are required to raise capital in the future, we could face higher borrowing costs, less available capital, more stringent terms and tighter covenants or, in extreme conditions, an inability to raise capital. Although we currently have cash reserves, as well as adequate borrowing availability for our existing business under our existing Revolving Credit Facility and should be able to access other capital if needed, should those facilities become unavailable due to covenant or other defaults, or should financial markets tighten so that we otherwise cannot raise capital outside our existing facilities, or the terms under which we do so change, we may be negatively impacted. Any adverse change in our access to capital or the terms of our borrowings, including increased costs, could have a negative impact on our financial condition.

Guidance Regarding Future Performance

We may release guidance regarding our anticipated future performance and such guidance may prove to be inaccurate. Such guidance, which consists of forward-looking statements, is qualified by and subject to various assumptions and estimates, including the information included in our annual reports on Form 10-K and our quarterly reports on Form 10-Q. Such assumptions and estimates are inherently subject to a variety of uncertainties and contingencies, many of which are beyond our control and are based upon expectations with respect to future decisions, some of which will change. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance. Any failure to successfully implement our operating strategy or the occurrence of any of the risks described in our annual reports on Form 10-K or our quarterly reports on Form 10-Q could cause actual operating results to differ from the guidance, and such differences may be adverse and material. Accordingly, investors are urged not to place undue reliance on guidance.

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

Claims and Insurance

Adverse claims experience, to the extent not covered by insurance, may have an adverse effect on our financial results. We self-insure most of our risks for product recall and pollution liability. We also self-insure a significant portion of our potential liability for workers’ compensation, product liability, general liability, property liability, cyber liability, automobile liability and employee medical claims, and in order to reduce risk for these liabilities, we purchase insurance from highly rated, licensed insurance carriers that cover most claims in excess of the applicable deductible or retained amounts. We also maintain reserves for the estimated cost to resolve certain open claims that have been made against us, as well as an estimate of the cost of claims that have been incurred but not reported. The occurrence of significant claims, our failure to adequately reserve for such claims, a significant cost increase to maintain our insurance or the failure of our insurance providers to perform could have an adverse impact on our financial condition and results of operations.

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

Principal Shareholder

The principal shareholder of Worthington Steel may have the ability to exert significant influence in matters requiring a shareholder vote and could delay, deter or prevent a change in control of Worthington Steel. Pursuant to the charter documents of Worthington Steel, certain matters such as those in which a person would attempt to acquire or take control of Worthington Steel, must be approved by the vote of the holders of common shares representing at least 75% of Worthington Steel’s outstanding voting power. Approximately 34% of the outstanding common shares are beneficially owned, directly or indirectly, by John P. McConnell. As a result of his beneficial ownership of these common shares, Mr. McConnell may have the ability to exert significant influence in these matters and other proposals upon which shareholders may vote.

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

Risks Related to the Separation and Our Relationship with the Former Parent

We have limited history of operating as a separate, publicly traded company, and our historical financial information prior to the Separation is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results. The historical information about us in this Form 10-K, for periods prior to the Separation, refers to our business as operated by and integrated with the Former Parent. Our historical financial information, prior to the Separation, included in this Form 10-K is derived from the consolidated financial statements and accounting records of the Former Parent. Accordingly, the historical financial information, prior to the Separation, included in this Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below.

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
•
Generally, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, were satisfied as part of the corporate-wide cash management policies of the Former Parent. As a result of the Separation, we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements.

•
As a result of the Separation, the cost of capital for our business may be higher than the Former Parent’s cost of capital prior to the Separation.
•
Our historical financial information prior to the Separation does not reflect the debt or the associated interest expense that we expected to incur after the Separation.

Potential indemnification obligations to the Former Parent pursuant to the Separation and Distribution Agreement could materially and adversely affect our business, financial condition, results of operations and cash flows. The Separation and Distribution Agreement, among other things, provides for indemnification obligations (for uncapped amounts) designed to make us financially responsible for all liabilities that the Former Parent may incur relating to our business activities (as currently and historically conducted), whether incurred prior to or after the Separation. If we are required to indemnify the Former Parent under the circumstances set forth in the Separation and Distribution Agreement, we may be subject to substantial liabilities.

In connection with the Separation, the Former Parent will indemnify us for certain liabilities. However, there can be no assurance that such indemnity will be sufficient to insure us against the full amount of such liabilities, or that the Former Parent’s ability to satisfy its indemnification obligations will not be impaired in the future. Pursuant to the Separation and Distribution Agreement and certain other agreements with the Former Parent, the Former Parent agreed to indemnify us for certain liabilities. However, third parties could also seek to hold us responsible for any of the liabilities that the Former Parent has agreed to retain, and there can be no assurance that the indemnity from the Former Parent will be sufficient to protect us against the full amount of such liabilities, or that the Former Parent will be able to fully satisfy its indemnification obligations. In addition, the Former Parent’s insurance will not necessarily be available to us for liabilities associated with occurrences of indemnified liabilities prior to the separation, and in any event the Former Parent’s insurers may deny coverage to us for liabilities associated with certain occurrences of indemnified liabilities prior to the separation. Moreover, even if we ultimately succeed in recovering from the Former Parent or such insurance providers any amounts for which we are held liable, we may be temporarily required to bear these losses. Each of these risks could negatively affect our business, financial position, results of operations and cash flows.

We might not be able to engage in certain transactions and equity issuances following the distribution. Our ability to engage in equity transactions could be limited or restricted in order to preserve, for U.S. federal income tax purposes, the qualification of the distribution, together with certain related transactions, as a reorganization under Sections 355 and 368(a)(1)(D) of the Code. Even if the Distribution otherwise qualifies for tax-free treatment to the Former Parent’s shareholders under Section 355 of the Code, it may result in corporate-level taxable gain to the Former Parent if there is a 50% or greater change in ownership, by vote or value, of the common shares of Worthington Steel, the common shares of the Former Parent or the stock of a successor of either occurring as part of a plan or series of related transactions that includes the Distribution. Any acquisitions or issuances of Worthington Steel’s common shares or the Former Parent’s common shares within two years of the Distribution are generally presumed to be part of such a plan, although the Former Parent may be able to rebut that presumption.

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

Certain of our executive officers and directors may have actual or potential conflicts of interest because of their equity interests in the Former Parent. Certain of our executive officers and directors own equity interests in the Former Parent. Continuing ownership of common shares of the Former Parent and equity awards could create, or appear to create, potential conflicts of interest if we and the Former Parent face decisions that could have implications for both the Former Parent and us.

The Former Parent may compete with us. The Former Parent is not restricted from competing with us. If the Former Parent in the future decides to engage in the type of business we conduct, it may have a competitive advantage over us, which may cause our business, financial condition and results of operations to be materially adversely affected.

Risks Related to Owning Our Common Shares

The price of our common shares has fluctuated significantly and may continue to fluctuate significantly. The market price of our common shares has fluctuated significantly since the Separation, and may continue to fluctuate significantly due to a number of factors, many of which are beyond our control, including:

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
•
changes in interest or inflation rates;
•
overall market fluctuations and domestic and worldwide economic conditions; and
•
other factors described in this Item 1A.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common shares. These and other factors may cause the market price and demand for our common shares to fluctuate substantially, which may limit or prevent shareholder from readily selling our common shares and may otherwise negatively affect the liquidity of our common shares.

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common shares may be negatively affected. As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, we are required to furnish annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing these assessments pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These reporting and other obligations may place significant demands on management, administrative and operational resources, including accounting systems and resources.

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
•
the ability of our directors, and not shareholders, to fill vacancies (including those resulting from an enlargement of the Board) on the Board (except in the case of removal of a director by the shareholders, in which case the shareholders may fill such vacancy at the same meeting); and
•
the requirement that the affirmative vote of shareholders holding at least two-thirds of our voting shares is required to amend our amended and restated code of regulations and certain provisions in our amended and restated articles of incorporation.

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

Changes to global data privacy laws and cross-border transfer requirements could adversely affect our business and operations. Our business depends on the transfer of data between our affiliated entities, to and from our business partners, and with third-party service providers, which may be subject to global data privacy laws and cross-border transfer restrictions. For example, the European Union has implemented the General Data Protection Regulation (GDPR), which contains numerous requirements that must be complied with in connection with how we handle personal data related to our European-based operations and individuals. A number of U.S. states have introduced and passed legislation to expand data breach notification rules and to mirror some of the protections provided by GDPR. While we take steps to comply with applicable legal requirements, the volatility and changes to such laws may impact our ability to effectively transfer data in support of our business operations. Compliance with such laws, or other regulatory standards, could also increase our cost of doing business and/or force us to change our business practices in a manner adverse to our business. In addition, violations of such laws, or other privacy regulations, may result in significant fines, penalties and damage to our brands and businesses which could, individually or in the aggregate, materially harm our business and reputation.

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

Item 1B. — Unresolved Staff Comments

None.

Item 1C. — Cybersecurity

Cybersecurity risk management is an integral part of our overall enterprise risk management program. Our cybersecurity risk management program is designed to provide a framework for assessing, identifying and managing cybersecurity threats and incidents, including threats and incidents associated with the use of services provided by third-party service providers, and to facilitate coordination across different departments of our Company. Our processes include steps for assessing the severity of a cybersecurity threat, identifying the source of a cybersecurity threat including whether the cybersecurity threat is associated with a third-party service provider, implementing cybersecurity countermeasures and mitigation strategies and informing management and the Board of material cybersecurity threats and incidents. We engage third-party security experts for risk assessment and system enhancements. The Company delivers annual security awareness training to employees, augmented by periodic role-specific modules and recurring phishing simulation exercises to measure user susceptibility and inform further training.

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

Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes designed to ensure that such potential cybersecurity risk exposures are monitored, putting in place mitigation measures and maintaining cybersecurity programs. Management, including the CIO and our Director of Cybersecurity, regularly updates the Audit Committee on our cybersecurity programs, which includes cybersecurity risks and mitigation strategies, a third-party risk assessment program, vulnerability management, and on-going cybersecurity projects.

Our cybersecurity programs are under the direction of our Vice President and Chief Information Officer (“CIO”) who receives regular reports from our Director of Cybersecurity. The Director of Cybersecurity, oversees our dedicated cybersecurity team comprised of 2 Senior Security Engineers and 2 Security Analysts and is augmented by a 24x7 managed security services who actively manage and execute our efforts to prevent, detect, mitigate and remediate cybersecurity incidents. The Director of Cybersecurity has over 15 years of experience in cybersecurity, with demonstrated expertise in incident response, threat detection, vulnerability management, and third-party risk assessments. He holds advanced degrees in IT Project Management and Network Security and maintains industry certifications including CISSP (Certified Information Systems Security Professional) and GCIH (GIAC Certified Incident Handler). The two Senior Security Engineers have 16 and 10 years of experience, respectively. Their areas of specialization include network security architecture, endpoint protection technologies, and operational technology (OT) security integration. Both hold advanced certifications such as CISSP, GRID (GIAC Response and Industrial Defense), and GCIP (GIAC Critical Infrastructure Protection). The two Security Analysts bring 3 and 4 years of experience, respectively. Each holds a bachelor’s degree in Computer Science and maintain industry certifications including CompTIA Security+ (SEC+). Their responsibilities include real-time security monitoring, phishing simulation campaigns, and user awareness support. Collectively, the cybersecurity team brings 48 years of combined experience and is actively engaged in ongoing professional development to remain current with emerging cyber threats, technologies, and regulatory requirements.

In fiscal 2025, we did not identify any cybersecurity threats, including as a result of any previous cybersecurity incidents, that materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. It is possible that we may not implement appropriate controls if we do not detect a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate the risks. Even when a risk is detected, disruptive events may not always be immediately and thoroughly interpreted and acted upon. For more information about these risks, see “Risk Factors – Risks Related to our Business” in Item 1A. of this Form 10-K.

Item 2. — Properties.

Our principal corporate offices are located in two adjacent leased buildings in Columbus, Ohio. During fiscal 2025, we purchased a building in Columbus, Ohio, which will serve as a new corporate headquarters. We will move into the building when renovations are completed, which is expected during fiscal 2027. We lease space from the Former Parent in Columbus, Ohio used for administrative, metallurgical services and warehousing purposes. Additionally, we own warehouse space in Pennsylvania and South Carolina, and lease warehouse space in California and Pennsylvania.

At May 31, 2025, including our consolidated and unconsolidated joint ventures, we owned or leased more than 6.4 million square feet of space for our manufacturing facilities. More details on these facilities are contained in the table below. We believe these facilities are well maintained and in good operating condition and are sufficient to meet our current needs. The table below excludes our strategic investment in Canada given the construction is still in progress at this location.

Wholly-owned and Consolidated Joint Ventures

Entity	Type	Location	Number of facilities	Leased	Owned
Worthington Steel (1)	Manufacturing	OH (5), IL, IN, KY, MI, NY Canada, China, Germany, India, Mexico	15	2	13
TWB	Manufacturing	OH (2), MI (2), TN (2), KY Mexico (3), Canada	11	10	1
WSCP (2)	Manufacturing	OH	1	–	1
Spartan	Manufacturing	MI	1	–	1
		Total	28	12	16

(1)
Facility information is as of May 31, 2025, and does not include the acquisition activity subsequent to year end.
(2)
One facility in Cleveland, Ohio is excluded from the table because it is idled with manufacturing operations ceased.

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

Supplemental Item — Executive Officers of Worthington Steel

The following table lists the names, ages, positions held and term of present office of the individuals serving as executive officers of Worthington Steel, Inc. as of July 29, 2025.

Name	Age	Position(s) with the Registrant	Present Office Held Since
John B. Blystone	72	Executive Chairman and Director	2023
Geoffrey G. Gilmore	53	President and CEO	2023
Jeffrey R. Klingler	53	Executive Vice President and Chief Operating Officer	2023
Clifford J. Larivey	52	President, Flat-Roll Steel Processing	2024
Timothy A. Adams	61	Vice President and Chief Financial Officer	2023
Joseph Y. Heuer	49	Vice President – General Counsel and Secretary	2024

John B. Blystone has served as our Executive Chairman since December 2023. He currently serves as Chairman of the Board of Worthington Enterprises, where he has been a director since 1997. Mr. Blystone previously served as Chairman of the Board, President and CEO of SPX Corporation, a global provider of technical products and systems, industrial products and services, flow technology, cooling technologies and services and service solutions, from December 1995 to December 2004, when he retired.

Geoffrey G. Gilmore has served as our President and CEO since December 2023. Prior to that, he served as Executive Vice President and Chief Operating Officer of Worthington Industries from August 2018 through the Separation. Mr. Gilmore served as President of Worthington Cylinder Corporation from June 2016 to August 2018. Mr. Gilmore served as President of The Worthington Steel Company from August 2012 through May 2016. From July 2011 to July 2012, Mr. Gilmore served as Vice President-Purchasing for Worthington Industries. From April 2010 to July 2011, Mr. Gilmore served as General Manager of The Worthington Steel Company’s Delta, Ohio facility; and from June 2006 to February 2010, he served as Director of Automotive Sales for The Worthington Steel Company. Mr. Gilmore served in various other positions with Worthington Industries from 1998 to June 2006.

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

Clifford J. Larivey has served as President of Flat-Roll Steel Processing since December 2024. This role was separated from the position of Chief Operating Officer in the second quarter of fiscal 2025. From December 2023 to December 2024, he served as Senior Vice President of Commercial and Purchasing. Prior to the Separation, Mr. Larivey served as Vice President of Purchasing at Worthington Industries from June 2012 until the Separation, and Director of Purchasing from February 2010 to June 2012. Before joining Worthington Industries, Mr. Larivey served in various roles at Gibraltar Strip Steel, including Vice President of Purchasing and Marketing from January 2008 until Worthington Industries acquisition of Gibraltar Strip Steel in February 2010.

Timothy A. Adams has served as our Vice President and Chief Financial Officer since December 2023. Prior to that, he served as the vice president of strategy and corporate development for Worthington Industries from 2012 through the Separation. He joined Worthington Industries as a financial analyst in 1998 and served in multiple roles of increasing responsibility within the Financial Planning and Analysis team. He was named as the director of strategy and business development in 2008. In addition, Mr. Adams serves on the board of Serviacero Worthington.

Joseph Y. Heuer has served as our Vice President, General Counsel and Secretary since February 2024. Prior to that, he served as Assistant General Counsel since joining us in August 2023. Prior to joining us, he was Senior Counsel for PubMatic, Inc., a developer of online advertising software and strategies, and also previously served as Assistant General Counsel at InMarket Media, LLC, a digital advertising agency, and as Vice President, Assistant General Counsel and Assistant Corporate Secretary for Big Lots, Inc., a retailer.

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

PART II

Item 5. – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Shares Information

The common shares trade on the NYSE under the symbol WS. As of July 25, 2025, Worthington Steel had 5,797 registered shareholders.

Worthington Steel currently has no material contractual or regulatory restrictions on the payment of dividends provided that no event of default exists under the Credit Facility and it meets the minimum availability threshold thereunder. Dividends are declared at the discretion of the Board. The Board reviews the declaration and payment of a dividend on a quarterly basis and establishes the dividend rate based upon Worthington Steel’s consolidated financial condition, results of operations, capital requirements, current and projected cash flows, business prospects, and other relevant factors. There is no guarantee that Worthington Steel will continue the payments of dividends in the future or that any dividends declared by the Board in the future will be similar in amount or timing to any dividends previously declared by the Board.

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

The following stock performance graph and table compare the cumulative total shareholder return on the common shares, the S&P Small Cap 600 Index, and the S&P 1500 Composite Steel Sub-Index. The graph tracks the performance of a $100 investment, assuming reinvestment of dividends, in our common shares and in each index from December 1, 2023, the date Worthington Steel shares commenced regular-way trading on the NYSE, to May 31, 2025. The comparisons in the graph and table below are based upon historical data and are not indicative of, nor intended to forecast, the future performance of the common shares.

	12/1/23	2/29/24	5/31/24	8/31/24	11/30/24	2/28/25	5/31/25
Worthington Steel	$100.00	$142.61	$149.39	$161.16	$205.13	$122.47	$115.03
S&P Small Cap 600 Index	$100.00	$108.80	$111.36	$118.84	$129.45	$115.62	$109.41
S&P 1500 Composite Steel Sub-Index	$100.00	$114.29	$109.11	$101.04	$111.14	$100.21	$93.53

Data and graph provided by Zacks Investment Research, Inc. Copyright© 2025 and Standard & Poor’s, Inc. All rights reserved. Used with permission.

Worthington Steel is a component of the S&P Small Cap 600 Index. The S&P 1500 Composite Steel Sub-Index, of which Worthington Steel is also a component, is the most specific index relative to our business.

Unregistered Sales of Equity Securities

There were no equity securities of Worthington Steel sold by Worthington Steel during fiscal 2025 that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Common shares withheld to cover tax withholding obligations in connection with the vesting of restricted common shares are treated as common share repurchases. However, those withheld common shares are not considered common share repurchases under an authorized common share repurchase plan or program. The table below provides information regarding common shares withheld from our employees to satisfy minimum statutory tax withholding obligations arising from the vesting of restricted common shares.

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs
March 1-31, 2025	1,271	$26.16	-	-
April 1-30, 2025	7,172	24.79	-	-
May 1-31, 2025	477	25.64	-	-
Total	8,920	$25.03	-

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

The MD&A included in this report discusses our fiscal 2025 and fiscal 2024 financial condition and results of operations. For a comparison and discussion of our results of operations and financial condition for fiscal 2024 and fiscal 2023, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2024 Compared to Fiscal 2023” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2024, filed with the SEC on August 2, 2024.

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

Business Overview

We are one of North America’s premier value-added metals processors with the ability to provide a diversified range of products and services that span a variety of end markets. We maintain market leading positions in the North American carbon flat-rolled steel and tailor welded blank industries and are one of the largest global producers of electrical steel laminations. For 70 years, we have been delivering high quality steel processing capabilities across a variety of end-markets including automotive, heavy truck, agriculture, construction, and energy. With the ability to produce customized steel solutions, we aim to be the preferred value-added steel processor in the markets we serve by delivering highly technical, customer-specific solutions, while also providing advanced materials support. Our scale allows us to achieve an advantaged cost structure and service platform supported by a strategic operating footprint. We serve our customers primarily by processing flat-rolled steel coils, which we source primarily from various North American steel mills, into the precise type, thickness, length, width, shape, and surface quality required by customer specifications. We sell steel on a direct basis, whereby we are exposed to the risk and rewards of ownership of the material while in our possession. Additionally, we toll process steel under a fee for service arrangement whereby we process customer-owned material. Our manufacturing facilities further benefit from the flexibility to scale between direct and tolling services based on demand dynamics throughout the year.

Our operations are managed principally on a products and services basis under a single group organizational structure. We own controlling interests in the following operating joint ventures: Spartan, TWB, and WSCP. We also own a controlling interest in WSP, which became a nonoperating joint venture in October 2022, when we completed the divestiture of its remaining net assets. The net assets and operating results of these joint ventures are consolidated with the equity owned by the minority joint venture member shown as “Noncontrolling interests” in our consolidated balance sheets, and the noncontrolling interest in net earnings and Other Comprehensive Income (“OCI”) shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated and combined statements of earnings and consolidated and combined statements of comprehensive income, respectively. Our remaining joint venture, Serviacero Worthington, is unconsolidated and accounted for using the equity method.

Recent Business Developments

•
Finalized the definitive agreement to acquire a controlling equity stake in Italy-based Sitem Group. The transaction closed on June 3, 2025, subsequent to the end of fiscal 2025.
•
On June 25, 2025, the Board declared a quarterly dividend of $0.16 per common share payable on September 26, 2025, to shareholders of record at the close of business on September 12, 2025. Refer to “Note 21 – Subsequent Events” for additional information.

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

General Economic and Market Conditions

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of net sales by end market for fiscal 2025 and fiscal 2024 is illustrated below:

	2025	2024
Automotive	52%	52%
Construction	11%	13%
Machinery & Equipment	9%	8%
Agriculture	3%	5%
Heavy Trucks	5%	5%
Other	20%	17%
Total	100%	100%

The automotive industry is one of the largest consumers of flat-rolled steel in North America, and the largest end market for us and our unconsolidated joint venture, Serviacero Worthington. North American vehicle production, including the Detroit Three automakers, is a leading indicator of automotive demand. North American vehicle production was down 6% in fiscal 2025 compared to fiscal 2024, and the Detroit Three automakers vehicle production was down 7% in fiscal 2025 compared to fiscal 2024.

Our remaining net sales are to other markets such as agricultural, appliance, construction, container, energy, heavy truck, HVAC, industrial electric motor, generator, and transformer. Given the many different products that make up our net sales and the wide variety of end markets we service, it is difficult to isolate the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. gross domestic product growth (“U.S. GDP”) is a reasonable macroeconomic indicator for analyzing the demand of our end markets other than the automotive industry. U.S. GDP has shown resilient growth during much of fiscal 2025. Recent economic data has suggested that there has been a slight pull back in U.S. GDP; however, that is largely attributable to an unusual amount of imports during early calendar 2025 in response to the announced tariffs by the U.S. government. Thus, when controlling for such events, the U.S. GDP appears to be maintaining its steady growth.

Total volume (tons) decreased 5% compared to the prior year, with our direct shipments down 4% and toll shipments down 7%. Toll volumes were down primarily with our steel mill customers as they required less outside processing to meet their production requirements. Direct shipments to the automotive market were down 3% compared to the prior year. Detroit Three Automakers represented 33% and 32% of our consolidated net sales during fiscal 2025 and consolidated and combined net sales during fiscal 2024, respectively. Shipments to the Big Three Automakers were down 3% in fiscal 2025 as compared to fiscal 2024, primarily due to deeper than expected production cuts at one of the Detroit Three Automakers as it attempted to right size its inventory levels and adjust its commercial strategy, partially offset by increased shipments to the other Detroit Three Automakers. We have won new programs and increased our share in the automotive market. We are beginning to see the volume impact of some of those new programs and expect to see volume increases as these platforms ramp up over the next several quarters.

During fiscal 2025, U.S. inflation rates were generally lower as compared to the rates experienced over the past two fiscal years and have to some extent stabilized, however, the U.S. inflation rate remains above the U.S. Federal Reserve targeted rate of 2%. To combat the higher inflation rate, the U.S. Federal Reserve lowered benchmark interest rates three times during fiscal 2025, with the most recent in December 2024. As a result, borrowing costs have generally decreased, and we have benefited from lower rates on our Credit Facility. Nonetheless, given where the benchmark interest rate currently sits, the U.S. Federal Reserve has capacity to lower it further, which would generally be expected to spur U.S. GDP growth especially given how U.S. inflation rates have largely moderated. We would expect to see financial benefits to an increase in U.S. GDP across the end markets we serve.

We use the following information from the past three fiscal years to monitor our costs and demand in our major end markets:

	2025	2024 (1)	2023 (1)	2025 vs. 2024	2024 vs. 2023
U.S. GDP (% growth year-over-year)	2.8%	3.0%	1.5%	(0.2%)	1.5%
Hot-Rolled Steel ($ per ton) (2)	$754	$866	$889	$(112)	$(23)
Detroit Three Auto Build (000's vehicles) (3)	6,299	6,799	6,906	(500)	(107)
No. America Auto Build (000's vehicles) (3)	14,987	15,889	14,910	(902)	979
Zinc ($ per pound) (4)	$1.29	$1.15	$1.40	$0.14	$(0.25)
Natural Gas ($ per mcf) (5)	$3.08	$2.47	$5.22	$0.61	$(2.75)
On-Highway Diesel Fuel Prices ($ per gallon) (6)	$3.61	$4.09	$4.80	$(0.48)	$(0.71)

(1)
Fiscal 2024 and 2023 figures based on revised actuals
(2)
CRU Hot-Rolled Coil (“HRC”) Index; period average
(3)
S&P Global
(4)
LME Zinc; period average
(5)
NYMEX Henry Hub Natural Gas; period average
(6)
Energy Information Administration; period average

The following table summarizes the concentration percentage of consolidated or combined net sales for the periods presented:

(Percentage of Net Sales)	2025	2024
End Market – Automotive	52%	52%
Detroit Three Automakers	33%	32%
Largest Automotive Customers:
Customer 1	14%	11%
Customer 2	12%	15%

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

Industry Developments

In 2025, the U.S. government has continued to modify its tariffs policy, including those related to imports of steel and aluminum among other items such as automobiles and automotive parts as well as universal tariffs. In June 2025, the U.S. government announced new tariff increases to steel and aluminum from 25% to 50% under section 232 of the Trade Expansion Act (“Section 232”). While exemptions for certain allied countries remain in place, many prior country-specific exemptions have expired or are undergoing renegotiation. Other governments, including the Chinese government, have responded with reciprocal tariffs on U.S. imports. The scope and duration of these tariffs continue to evolve, which creates sustained uncertainty in global trade policy. As a result, our customers’ supply chain decisions may abruptly shift, potentially impacting our financial performance. The ultimate impact the tariffs will have on our financial position, results of operations, and cash flows remains to be determined.

In 2025, subsequent to the end of fiscal 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”) into law, which ushers in a broad set of changes to the U.S. law and regulatory environments. The ultimate impact the OBBBA will have on our financial position, results of operations, and cash flows remains to be determined.

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

The market price of our products is closely related to the price of HRC. The price of benchmark HRC is primarily affected by the demand for steel and the cost of raw materials. Over fiscal 2024, steel prices declined in the first, second and fourth quarters and more than offset the increase in prices in the third quarter. Steel prices declined during the first quarter of fiscal 2025, largely stabilized during the second quarter of fiscal 2025 before rising slightly during the third quarter of fiscal 2025. During the fourth quarter of fiscal 2025, prices continued to rise and direct spreads between sales price and material costs were impacted by a $24.2 million favorable change from an estimated $3.4 million inventory holding loss in the fourth quarter of fiscal 2024 to an estimated $20.8 million inventory holding gain in the fourth quarter of fiscal 2025. While the fourth quarter of fiscal 2025 saw higher steel prices than the fourth quarter of fiscal 2024, the annual average remained lower for fiscal 2025. This resulted in $7.0 million unfavorable change from an estimated $3.4 inventory loss in fiscal 2024 to an estimated $10.4 million inventory holding loss in fiscal 2025.

Given that many of our contracts use lagging index-based pricing mechanisms, we expect to generate inventory holding gains in the first quarter of fiscal 2026. We estimate those gains could be approximately $5 million to $10 million.

To manage our exposure to market risk, we attempt to negotiate the best prices for commodities and to competitively price products and services to reflect fluctuations in market prices. Derivative financial instruments have been used to manage a portion of our exposure to fluctuations in the cost of our raw materials; steel is the most significant. These contracts covered periods commensurate with known or expected exposures throughout the periods presented. The derivative financial instruments were executed with highly rated financial institutions.

The following table presents the average quarterly market price per ton of HRC steel during each of the past three fiscal years.

(Dollars per ton) (1)	2025	2024	2023
1st Quarter	$690	$879	$978
2nd Quarter	$690	$747	$742
3rd Quarter	$702	$1,030	$720
4th Quarter	$933	$809	$1,116
Annual Avg.	$754	$866	$889

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

Results of Operations

Fiscal 2025 Compared to Fiscal 2024

The tables throughout this section present, on a comparative basis, our results of operations for the past two fiscal years.

(In millions, except volume and per common share amounts)	2025	2024	Increase/ (Decrease)
Volume (tons)	3,793,752	4,007,373	(213,621)
Net sales	$3,093.3	$3,430.6	$(337.3)
Operating income	147.0	194.5	(47.5)
Equity income	4.4	22.4	(18.0)
Net earnings attributable to controlling interest	110.7	154.7	(44.0)
Earnings per diluted common share attributable to controlling interest (1)	$2.19	$3.11	$(0.92)

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

Net sales totaled $3,093.3 million in fiscal 2025, down $337.3 million compared to fiscal 2024, primarily due to lower direct selling prices and unfavorable volumes. Direct selling prices were down approximately 6%. Overall volume decreased 213,621 tons, or 5% from fiscal 2024 to fiscal 2025. Direct tons sold decreased 4%, while toll tons sold decreased 7% compared to fiscal 2024. The mix of direct versus toll volumes was 57% to 43% in fiscal 2025, compared to 56% to 44% in fiscal 2024.

Gross Margin

		% of		% of	Increase/
(In millions)	2025	Net sales	2024	Net sales	(Decrease)
Gross margin	$388.6	12.6%	$439.8	12.8%	$(51.2)

Gross margin decreased $51.2 million over the prior year to $388.6 million, primarily due to lower volume (direct and toll) and, to a lesser extent, unfavorable direct spreads between sales price and material costs. Direct volumes, down 4% compared to the fiscal 2024, reduced gross margin by $36.8 million, whereas toll volumes, down 7%, compared to the fiscal 2024, negatively impacted gross margin by $6.9 million. Direct spreads, down $6.1 million, were unfavorably impacted by a $7.0 million change from $3.4 million in estimated inventory holding losses in fiscal 2024 compared to estimated holding losses of $10.4 million in fiscal 2025.

Selling, General and Administrative Expense

		% of		% of	Increase/
(In millions)	2025	Net sales	2024	Net sales	(Decrease)
Selling, general and administrative expense	$231.6	7.5%	$224.4	6.5%	$7.2

Selling, general and administrative expense (“SG&A”) increased $7.2 million over the prior year primarily due to increased wage and benefit costs and $4.6 million of professional fees associated with the Sitem Group Transaction.

Other Operating Items

			Increase/
(In millions)	2025	2024	(Decrease)
Impairment of assets	$7.4	$1.4	$6.0
Restructuring and other expense, net	$2.6	$-	$2.6
Separation costs	$-	$19.5	$(19.5)

Impairment of assets in fiscal 2025 was driven by the recognition of a $1.3 million pre-tax impairment charge related to an indefinite-lived in-process research and development intangible asset that was determined to be fully impaired. Additionally, due to the announced plans to combine WSCP’s Cleveland, Ohio toll processing manufacturing facility into its existing manufacturing facility in Twinsburg, Ohio, we recognized a $6.1 million pre-tax impairment charge on the disposal group assets.

Impairment of assets in fiscal 2024 was driven by changes in the estimated fair market value less cost to sell related to ongoing efforts to divest certain production equipment of another WSCP toll processing facility in Cleveland, Ohio. Refer to “Note 4 – Goodwill and Other Assets” for additional information.

Restructuring and other expense, net in fiscal 2025 was driven by the $1.8 million of severance expense associated with a TWB voluntary retirement program (“VRP”), which is expected to accelerate the normal retirement attrition process and result in future cost savings. Additionally, in connection with the consolidation and closure of WSCP’s remaining Cleveland, Ohio toll processing manufacturing facility, the Company recognized $0.8 million in severance expense during fiscal 2025. Refer to “Note 5 – Restructuring and Other (Income) Expense, Net” for additional information.

Separation costs decreased by $19.5 million in fiscal 2025 as the Separation was finalized on December 1, 2023. No additional Separation costs are expected after fiscal 2025. Refer to “Note 1 – Description of Business, The Separation, Agreements with the Former Parent and Separation Costs, and Basis of Presentation” for additional information.

Miscellaneous Income, Net

			Increase/
(In millions)	2025	2024	(Decrease)
Miscellaneous income, net	$3.8	$5.3	$(1.5)

Miscellaneous income, net decreased $1.5 million from the prior year primarily due an indemnification agreement with the former owners of Tempel. As a result of rulings in one of the jurisdictions in which Tempel operates, there was a $7.4 million decrease in miscellaneous income, net from fiscal 2024 to fiscal 2025. During fiscal 2025, there was $4.6 million of expense as a result of the recognition of tax indemnity payables associated with a final tax year favorable ruling and associated interest charge true-up. In contrast, during fiscal 2024, there was $2.8 million of income related to the fiscal 2024 recognition of a tax indemnity receivable associated with a final tax year unfavorable ruling. The indemnification agreement, which was entered into with the former Tempel owners at the time the Company acquired Tempel, provides protection to the Company from rulings by tax authorities through the acquisition date. Additionally, there was a $2.5 million change in foreign currency remeasurements as there were foreign currency remeasurement losses of $1.6 million in fiscal 2025 compared to foreign currency remeasurement gains of $0.9 million in fiscal 2024, primarily related to Tempel and TWB operations in Mexico.

The decrease from fiscal 2024 was offset by three primary items. First, in fiscal 2025, there was a $4.0 million pre-tax gain mark-to-market gain on the economic (non-designated) foreign currency exchange contract entered into related to the purchase price for Sitem Group. Second, the annuitization of a portion of the total projected benefit obligation of the inactive Tempel Steel Pension Plan, resulting in a pre-tax, non-cash settlement gain of $2.7 million to accelerate a portion of deferred pension cost. Finally, we recognized a pre-tax gain of $1.5 million related to the sale of unused land in China.

Interest Expense, Net

			Increase/
(In millions)	2025	2024	(Decrease)
Interest expense, net	$7.1	$6.0	$1.1

Interest expense increased $1.1 million from fiscal 2024, primarily due to higher average debt levels associated with borrowings under the Credit Facility during fiscal 2025 as compared to fiscal 2024. During fiscal 2024, the Credit Facility, which was entered into November 30, 2023, was utilized to fund the $150.0 million distribution to the Former Parent in connection with the Separation. This was partially offset by a reduction of interest expense associated with the TWB Term Loan, which was contributed to us in connection with the Separation on December 1, 2023. Refer to “Note 8 – Debt” for additional information.

Equity Income

			Increase/
(In millions)	2025	2024	(Decrease)
Serviacero Worthington	$4.4	$22.4	$(18.0)

Equity earnings at Serviacero Worthington decreased $18.0 million over fiscal 2024 due to lower direct spreads, primarily related to the impact of reduced inventory holding gains, lower direct volume, and unfavorable exchange rate movements during fiscal 2025. We received cash distributions of $12.8 million from Serviacero Worthington during fiscal 2025 as compared to $2.0 million during fiscal 2024. Refer to “Note 3 – Investment in Unconsolidated Affiliate” for additional information.

Income Taxes

		Effective		Effective	Increase/
(In millions)	2025	Tax Rate	2024	Tax Rate	(Decrease)
Income tax expense	$28.8	20.6%	$46.1	23.0%	$(17.3)

Income tax expense decreased $17.3 million from fiscal 2024 due to lower pre-tax earnings, 2008 and 2009 court rulings at Tempel Mexico, offset by a one-time item in fiscal 2024 for non-deductible executive compensation. Fiscal 2025 income tax expense reflected an estimated annual effective income tax rate of 20.6% versus 23.0% in fiscal 2024. Refer to “Note 13 – Income Taxes” for additional information.

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

The following table provides a reconciliation of net earnings attributable to controlling interest (the most comparable GAAP financial measure) to adjusted EBIT for the periods presented:

(In millions)	2025	2024
Net earnings attributable to controlling interest	$110.7	$154.7
Interest expense, net	7.1	6.0
Income tax expense	28.8	46.1
EBIT	146.6	206.8
Impairment of assets (1)	4.6	0.9
Restructuring and other expense, net (2)	1.5	-
Separation costs (3)	-	19.5
Tax indemnification adjustment (4)	4.6	(2.8)
Pension settlement gain (5)	(2.7)	-
Gain on land sale (6)	(1.5)	-
Gain on Sitem Group purchase derivative (7)	(4.0)	-
Adjusted EBIT	$149.1	$224.4

(1)
Impairment charges are excluded because they do not occur in the ordinary course of our ongoing business operations, are inherently unpredictable in timing and amount, and are non-cash, so their exclusion facilitates the comparison of historical, current and forecasted financial results. Non-cash impairment charges in the fiscal 2025 were driven by 1) an indefinite-lived in-process research and development intangible asset, representing acquired research and development projects that are not yet completed and for which no determinable useful life exists at this time, that was determined to be fully impaired and 2) our plans to combine WSCP’s Cleveland, Ohio toll processing manufacturing facility into its existing manufacturing facility in Twinsburg, Ohio, and excludes the noncontrolling interest portion of impairment of assets of $2.8 million. Non-cash impairment charge in the fiscal 2024 was driven by changes in the estimated fair market value less cost to sell related to ongoing efforts to divest certain production equipment at another WSCP former toll processing facility in Cleveland, Ohio, and excludes the noncontrolling interest portion of impairment of assets of $0.5 million. Refer to “Note 4 – Goodwill and Other Assets.”
(2)
Restructuring activities consist of established programs that are not part of our ongoing operations, such as divestitures, closing or consolidating facilities, employee severance (including rationalizing headcount or other significant changes in personnel), and realignment of existing operations (including changes to management structure in response to underlying performance and/or changing market conditions). In the current year period, TWB announced a VRP. In connection with the VRP, the Company recognized $1.0 million in severance expenses during fiscal 2025, which is recorded in restructuring and other expense, net, and excludes the noncontrolling interest portion of restructuring and other expenses, net of $0.8 million. Additionally, in connection with the consolidation and closure of WSCP’s remaining Cleveland, Ohio toll processing manufacturing facility, the Company recognized $0.5 million in severance expense during fiscal 2025, which is recorded in restructuring and other expense, net, and excludes the noncontrolling interest portion of restructuring and other expenses, net of $0.3 million. Refer to “Note 5 – Restructuring and Other Income, Net” for additional information.
(3)
Separation costs reflect the direct and incremental costs incurred in connection with the Separation. These costs have been directly attributed to us to the extent incurred to our direct benefit, and include third-party advisory fees, certain employee-related costs and non-recurring costs associated with the separation of shared corporate functions.
(4)
Tax indemnification adjustments reported in miscellaneous income, net, related to an indemnification agreement with the former owners of Tempel. These adjustments are the result of a first quarter fiscal 2025 favorable tax ruling, a fourth quarter fiscal 2025 interest charge true-up, and a fourth quarter fiscal 2024 unfavorable tax ruling in one of the jurisdictions in which Tempel operates. The indemnification agreement, which was entered into with the former Tempel owners at the time the Company acquired Tempel, provides protection to the Company from rulings by tax authorities through the acquisition date.
(5)
Pension settlement gain reflects the pension lift-out transaction to transfer a portion of the total projected benefit obligation of the Tempel pension plan to a third-party insurance company, which resulted in a pre-tax non-cash gain, is excluded as it is not part of our ongoing operations.
(6)
Tempel owns a subsidiary in China (“Tempel China”). Gain on land sale reflects the sale of unused land on the campus of Tempel China, which resulted in a pre-tax gain, is excluded as it is not part of our ongoing operations.
(7)
Gain on Sitem Group purchase derivative reflects the mark-to-market gain on the economic (non-designated) foreign currency exchange contract entered into related to the purchase price for Sitem Group, which resulted in a pre-tax gain in miscellaneous income, net, and is excluded as it is not part of the Company’s ongoing operations.

Adjusted EBIT was down $75.3 million over the prior year, primarily due to a $51.2 million decrease in gross margin, an $18.0 million decrease in equity earnings at Serviacero Worthington, and a $7.2 million increase in SG&A compared to fiscal 2024.

Liquidity and Capital Resources

Our primary ongoing requirements for cash are expected to be for working capital, funding of acquisitions, dividend payments, debt redemptions and capital expenditures. We believe that our sources of liquidity, including our cash balances, the funds generated by our operating activities and the funds accessible to us, primarily through the Credit Facility, are adequate to fund our operations for the next 12 months and for the foreseeable future and will allow us to meet our current and long-term obligations and strategic initiatives. However, there can be no assurances that our current sources of liquidity and capital resources will continue to be sufficient for our needs or that we will be able to obtain additional debt or equity financing on acceptable terms in the future. A more detailed description regarding our capital structure changes can be found elsewhere in this MD&A as well as in the “Financing Activities” section below.

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

As of May 31, 2025, our cash, cash equivalents, and restricted cash balance was $92.9 million, of which $54.9 million was restricted cash primarily the result of our funding of the Sitem Group acquisition ahead of the June 3, 2025, closing date. During fiscal 2025 we generated $230.3 million of cash from operating activities, and we used $129.1 million of cash in investing activities, which primarily related to $130.4 million invested in property, plant and equipment. Additionally, we made net debt draws of $1.2 million under the Credit Facility, and we paid dividends of $31.9 million. The following table summarizes our consolidated and combined cash flows for the periods presented:

(In millions)	2025	2024	2023
Net cash provided by operating activities	$230.3	$199.5	$315.0
Net cash used in investing activities	(129.1)	(123.2)	(22.2)
Net cash used in financing activities	(48.5)	(68.8)	(280.2)
Increase in cash, cash equivalents and restricted cash	52.7	7.5	12.6
Cash, cash equivalents, and restricted cash at beginning of year	40.2	32.7	20.1
Cash, cash equivalents, and restricted cash at end of year	$92.9	$40.2	$32.7

We believe we have access to adequate resources to meet the needs of our existing businesses for normal operating costs, mandatory capital expenditures, debt redemptions, dividend payments, and working capital, to the extent not funded by cash provided by operating activities, for at least 12 months and for the foreseeable future thereafter. These resources include cash and cash equivalents and unused borrowing capacity available on the Credit Facility. As of May 31, 2025, the Credit Facility had up to $400.8 million of borrowing capacity, subject to the borrowing base. The additional credit extended to us primarily relates to strategic capital expenditure projects. A more detailed description regarding our capital structure changes can be found elsewhere in this MD&A as well as in the “Financing Activities” section below.

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

We routinely monitor current operational requirements, financial market conditions, and credit relationships and we may choose to seek additional capital by issuing new debt and/or equity securities to strengthen our liquidity or capital structure. The additional financing arrangements entered into during fiscal 2025 were the result of favorable financing terms available through those instruments to fund certain of our strategic capital expenditure projects and were not the result of insufficient capital resources. While we believe we currently have adequate capital, should we seek additional capital, there can be no assurance that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing shareholders and/or increase our interest costs.

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

Net cash provided by operating activities was $230.3 million during fiscal 2025 compared to $199.5 million in fiscal 2024, an increase of $30.8 million. This change was primarily due to a $44.9 million increase in cash provided from net operating working capital (accounts receivable, inventories, and accounts payable), driven by the reduction in average steel prices in fiscal 2025 over fiscal 2024. Additionally, there was a $23.4 million favorable reduction in the cash used for other operating items, net, and a $10.8 million increase in cash dividends received from our unconsolidated affiliate. These increases were partially offset by a $50.8 million decrease in overall net earnings.

Investing Activities

Net cash used in investing activities was $129.1 million during fiscal 2025 compared to $123.2 million in fiscal 2024. Net cash used in investing activities in fiscal 2025 included capital expenditures of $130.4 million. In the current year period, the driver of net cash used in investing activities was primarily related to capital expenditures, which were substantially related to the previously announced strategic expansions of our electrical steel operations in Mexico and Canada to service the automotive and transformer markets, respectively, as well as certain other assets. Additionally, we paid $21.0 million, net of cash acquired, for the acquisition of Voestalpine Nagold in fiscal 2024. See “Note 15 – Acquisitions” for further information.

Capital expenditures reflect cash used for investment in property, plant and equipment and are presented below (this information excludes cash flows related to acquisition and divestiture activity) for each of the prior three fiscal years:

(In millions)	2025	2024	2023
Capital Expenditures	$130.4	$103.4	$45.5

Investment activities are largely discretionary and future investment activities could be reduced significantly, or eliminated, as economic conditions warrant. We assess acquisition opportunities as they arise, and any such opportunities may require additional financing. However, there can be no assurance that any such opportunities will arise, that any such acquisition opportunities will be consummated, or that any additional financing will be available on satisfactory terms. We estimate our annual maintenance capital needs to be between approximately $40.0 million and $45.0 million, which excludes planned capital expenditures related to planned projects that are not directly linked to increased manufacturing capacity such as the corporate headquarters and other technology upgrades.

Financing Activities

Net cash used in financing activities was $48.5 million in fiscal 2025 compared to $68.8 million in fiscal 2024. The decrease in net cash used in financing activities in fiscal 2025 was primarily due the fact we no longer participate in the Former Parent’s centralized cash management program under which we distributed $47.6 million to the Former Parent in the period prior to the Separation. In fiscal 2025, we paid to shareholders of our common shares $31.9 million of dividends in our first full year of being public company compared to $7.9 million in the prior year period as the first dividend declared after the Separation was paid in March 2024. In the prior year period, there were net short-term borrowings of $145.2 million from our Credit Facility, which were primarily to fund the $150.0 million distribution to the Former Parent.

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

As of May 31, 2025, we were in compliance with the financial covenants of the Credit Facility. The Credit Facility does not include credit rating triggers. There were $149.2 million outstanding borrowings drawn against the Credit Facility on May 31, 2025, leaving a borrowing capacity of $400.8 million, subject to the eligible borrowing base, available for use. At May 31, 2025 and May 31, 2024, the available borrowing capacity was $260.9 million and $307.6 million, respectively. Under the Credit Facility, we may extend borrowings up to the maturity date subject to the eligible borrowing base.

Canadian Government Regional Economic Growth Loan – Tempel owns a subsidiary in Canada (“Tempel Canada”). Tempel Canada entered into a loan through the Canadian Government’s Regional Economic Growth Innovation program and received the first distribution of CAD $3.2 million (approximately USD $2.2 million at the time of distribution, which is 90% of the total available through the program) during the third quarter of fiscal 2025. The loan is interest free and is for an amount of up to CAD $3.5 million (approximately USD $2.5 million as of May 31, 2025). The loan is scheduled to be paid off in sixty equal installments beginning April 1, 2027, with the final payment due March 1, 2032. There were no debt issuance costs associated with the loan.

Business Development Bank of Canada Canadian Loan – On March 25, 2025, Tempel Canada entered into a letter of offer (“BDC Letter”) with Business Development Bank of Canada (“BDC”). Pursuant to the terms of the Letter, BDC has committed to lend Tempel Canada up to CAD $57.5 million (approximately USD $41.9 million as of May 31, 2025) (“BDC Loan”), subject to the satisfaction of customary closing conditions and deliverables. The purpose of the BDC Loan is to fund the construction of a new manufacturing facility to be located in Burlington, Ontario, Canada (“Burlington Property”).

The BDC Loan is structured as a construction draw loan. The draw period for the BDC Loan will lapse on March 21, 2026, unless extended by BDC. Monthly interest only payments will be due until July 1, 2026, at which point the BDC Loan will also be subject to monthly amortization payments until maturity. The BDC Loan will accrue interest (a) during the construction period, at a per annum rate equal to BDC’s Floating Base Rate minus 1.75%, and (b) at all times thereafter, at a per annum rate equal to BDC’s Floating Base Rate minus 1.75% or BDC’s Base Rate minus 1.75%, at Tempel Canada’s election. The Loan matures on June 1, 2051.

Worthington Steel guarantees the payment obligations of Tempel Canada in respect of the BDC Loan. As amended subsequent to the end of Fiscal 2025, the guarantee is for the full amount of the BDC Loan amount on the date of any demand. Provided that there has never been a breach of certain default conditions, the guarantee is reduced to 50% of the outstanding BDC Loan balance once the principal amount outstanding is less than reaches CAD $40.0 million (approximately USD $29.1 million as of May 31, 2025), subject to the satisfaction of certain conditions. The Company will also provide customary cost overrun and completion guarantees in respect of the construction of the Burlington Property. The obligations of Tempel Canada under the BDC Letter are secured by a mortgage on the Burlington Property, an assignment of rents relating to the Burlington Property, and a lien on certain equipment and other personal property located on or used in connection with the Burlington Property.

As of May 31, 2025, there were no amounts drawn and outstanding on the BDC loan.

Common shares – Prior to the Separation, our common shares were owned by the Former Parent. After the Separation was completed as described in “Note 10 – Equity”, there were 49.3 million shares issued and outstanding. On December 1, 2023, the common shares began trading on the NYSE under the ticker symbol “WS.”

During fiscal 2025, we declared cash dividends totaling $0.64 per common share at a quarterly rate of $0.16 per common share. During fiscal 2024 and following the Separation, we declared cash dividends totaling $0.32 per common share at a quarterly rate of $0.16 per common share. Prior to the Separation, the Former Parent was the sole owner of Worthington Steel.

On June 25, 2025, during the first quarter of fiscal 2026, the Board declared a quarterly cash dividend of $0.16 per common share payable on September 26, 2025, to the shareholders of record at the close of business on September 12, 2025.

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

Recently Issued Accounting Standards

Refer to “Note 1– Description of Business, The Separation, Agreements with the Former Parent and Separation Costs, and Basis of Presentation” for further information.

Environmental

We do not believe that compliance with environmental laws has or will have a material effect on our capital expenditures, future results of operations or financial position or competitive position.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated and combined financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting estimates are defined as those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations. Although actual results historically have not deviated significantly from those determined using our estimates, our financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such estimates. The following accounting estimates are considered to be the most critical to us, as these are the primary areas where financial information is subject to our estimates, assumptions and judgment in the preparation of our consolidated and combined financial statements.

Impairment of Goodwill and Other Indefinite-Lived Long-Lived Assets

Critical estimate: Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, during the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that impairment may be present. Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimation of the fair value of each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. Our operations are organized as a single component, or operating segment, and therefore one reportable segment. Our reporting units, which are one level below our single operating segment, consist of: (1) Flat Rolled Steel Processing; (2) Electrical Steel; and (3) Laser Welding.

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

During the third quarter of fiscal 2025, the Company identified an impairment indicator for the in-process research and development intangible asset of TWB. The indefinite-lived in-process research & development intangible asset with a net book value of $1.3 million was deemed to be fully impaired as the technology was unable to be commercialized, resulting in a pre-tax impairment charge of $1.3 million recognized in the third quarter of fiscal 2025. Based on the qualitative impairment test performed in the fourth quarter of fiscal 2025, we concluded that the fair value of the remaining indefinite-lived intangible assets exceeded the carrying value.

Based on the qualitative impairment test performed in the fourth quarter of fiscal 2025 over goodwill, we concluded that the fair value of the reporting units tested for impairment exceeded the carrying value. However, given the delays experienced in the electrical steel market, a lack of recovery or further deterioration in market conditions or a trend of weaker than expected financial performance in our business, among other factors, could result in an impairment charge in future periods in the Electrical Steel reporting unit. This impairment charge could have a material adverse effect on our financial statements. As of the date of our annual impairment testing, $34.8 million of goodwill resides in the Electrical Steel reporting unit.

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

During fiscal 2025, the Company announced plans to combine WSCP’s Cleveland, Ohio toll processing manufacturing facility into its existing manufacturing facility in Twinsburg, Ohio. Operations at the Cleveland, Ohio toll processing manufacturing facility ceased by the end of fiscal 2025, while incremental closure activities are expected to be completed in fiscal 2026. As a result, the Company tested the long-lived assets of the combined asset group for impairment at the lowest level for which there were largely independent cash flows when identifiable, and grouped at a higher level when largely independent cash flows do not exist at a lower level. Other assets were evaluated with applicable accounting guidance outside of long-lived asset guidance. As a result, we recognized a $6.1 million pre-tax impairment charge on the disposal group assets.

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

We have reserves for income taxes and associated interest and penalties that may become payable in future years as a result of audits by taxing authorities. It is our policy to record these in income tax expense. While we believe the positions taken on previously filed tax returns are appropriate, we have established the tax and interest reserves in recognition that various taxing authorities may challenge our positions. These reserves are analyzed periodically, and adjustments are made as events occur to warrant adjustment to the reserves, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, and release of administrative guidance or court decisions affecting a particular tax issue. We have provided for the amounts we believe will ultimately result from these changes; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. Such differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. See “Note 13 – Income Taxes” for further information.

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

Assumptions and judgments: Certain actuarial assumptions used in developing the pension and post-retirement accounting estimates include expected long-term rate of return on plan assets, discount rates, projected health care cost trend rates, cost of living adjustments, and mortality rates. We believe discount rates and expected return on assets are the most critical assumptions. The discount rates used to measure plan liabilities as of the measurement date are determined individually for each plan. The discount rates are determined by matching the projected cash flows used to determine the plan liabilities to the projected yield curve of high-quality corporate bonds available at the measurement date.

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

Holding all other factors constant, a decrease in the discount rate by 0.25% would have increased the projected benefit obligation at May 31, 2025 by approximately $1.3 million. Also, holding all other factors constant, a decrease in the expected long-term rate of return on plan assets by 0.25% would have increased fiscal 2025 pension expense by approximately $0.2 million.

See “Note 12 – Employee Retirement Plans” for further information.

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

See “Note 15 – Acquisitions” for further information.

Corporate Allocations

Critical estimate: Prior to the Separation, we operated as part of the Former Parent and not as a stand-alone company. Accordingly, certain shared costs were allocated to us and are reflected as expenses in the accompanying financial statements for the periods prior to the Separation Date.

Assumptions and judgments: As a separate public company, our total costs related to such support functions will differ from the costs that were historically allocated to us due to economies of scale, difference in management judgment, a requirement for more or fewer employees, expenses associated with being a public company, and other factors. In addition, the expenses reflected in the financial statements may not be indicative of expenses that will be incurred in the future by us. The pre-Separation expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of either profitability or headcount depending on the underlying nature of the activity. We consider the basis on which expenses have been allocated to be a reasonable reflection of the services provided to or the benefit derived from the use of such support functions. There are no such allocations for fiscal 2025 given the Separation occurred in fiscal 2024.

See “Note 19 – Related Party Transactions” for further information.

Item 7A. – Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to various market risks. We continually monitor these risks and regularly develop appropriate strategies to manage them. Accordingly, from time to time, we may enter into certain financial and commodity-based derivative financial instruments. These instruments are used primarily to mitigate market exposure. Refer to “Note 16 – Derivative Financial Instruments and Hedging Activities” for additional information.

Commodity Price Risk

We are exposed to market risk for price fluctuations on purchases of raw materials as well as our utility requirements. We attempt to negotiate the best prices for commodities and to competitively price products and services to reflect the fluctuations in market prices. Derivative financial instruments have been used to manage a portion of our exposure to fluctuations in the cost of certain commodities, including steel, natural gas, zinc, scrap and other raw materials. These contracts covered periods commensurate with known or expected exposures throughout fiscal 2025. The derivative financial instruments were executed with highly rated financial institutions. No credit loss is anticipated.

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

Derivative financial instruments have been used to manage a portion of our exposure to fluctuations in the certain foreign currencies. These contracts covered periods commensurate with known or expected exposures throughout fiscal 2025. The derivative financial instruments were executed with highly rated financial institutions. No credit loss is anticipated.

Total foreign currency transaction gains and losses included in our net earnings were gains of $2.4 million in 2025, which included a $4.0 million gain on Sitem Group purchase derivative, $0.9 million in 2024, and $2.6 million in 2023, respectively.

The fair values of our outstanding derivative positions as of May 31, 2025 and 2024 are summarized below. Fair values of these derivative financial instruments do not consider the offsetting impact of the underlying hedged item.

(In millions)	2025	2024
Commodity contracts	$(2.0)	$(0.8)
Foreign currency exchange contracts	$3.9	$-

A sensitivity analysis of changes in the price of hedged commodities and foreign currency exchange contracts indicates that a 10% decline in the market prices of steel, zinc, scrap, natural gas or any combination of these, or a 10% decrease in the hedge currencies would not have a material impact to the value of our hedges or our reported results.

Interest Rate Risk

We are exposed to market risk related to our variable-rate debt via our Credit Facility. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Changes in interest rates may decrease pretax net earnings resulting from an increase in interest rates. As of May 31, 2025, we had $149.2 million outstanding under the Credit Facility.

A sensitivity analysis of changes in the interest rate on the Credit Facility indicates that a 10% increase in the interest rate would not have a material impact to the value of pretax net earnings. Consequently, any future borrowings on our Credit Facility will increase market risk resulting from potential interest rate volatility.

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

Opinion on the Consolidated and Combined Financial Statements

We have audited the accompanying consolidated balance sheets of Worthington Steel, Inc. and subsidiaries (the Company) as of May 31, 2025 and 2024, the related consolidated and combined statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated and combined financial statements). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 29, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Sufficiency of audit evidence over net sales

As discussed in Notes 1 and 2 to the consolidated and combined financial statements, the Company recognizes net sales upon transfer of control of promised goods or services to customers in an amount that reflects the consideration the Company expects to receive for those goods or services, including any variable consideration. The Company recorded $3,093.3 million of net sales for the year ended May 31, 2025.

We identified the evaluation of the sufficiency of audit evidence over net sales as a critical audit matter. Evaluating the sufficiency of audit evidence obtained required subjective auditor judgment because of the geographical dispersion of the Company’s net sales generating activities. This included determination of the Company locations for which procedures were performed.

The following are the primary procedures we performed to address the critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over net sales, including the determination of the Company locations for which those procedures were to be performed. At each Company location for which procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s net sales process, including controls over the accurate recording of sales. We 1) performed a software-assisted data analysis to test the relationships among certain revenue transactions and 2) selected a sample of transactions and assessed the recorded net sales by comparing the amounts recognized for consistency with underlying documentation, including contracts with customers and shipping documentation. Additionally, we confirmed the amount of net sales recorded for certain transactions with a related party customer. We evaluated the sufficiency of audit evidence obtained over net sales by assessing the results of procedures performed, including the appropriateness of the nature and extent of audit effort.

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.

Indianapolis, Indiana
July 29, 2025

WORTHINGTON STEEL, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	May 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$38.0	$40.2
Restricted cash	54.9	-
Receivables, less allowances of $3.8 and $3.2, respectively	438.7	472.6
Inventories:
Raw materials	179.4	150.2
Work in process	165.6	176.8
Finished products	77.0	78.3
Total inventories	422.0	405.3
Income taxes receivable	0.1	4.2
Assets held for sale	11.5	2.9
Prepaid expenses and other current assets	83.3	76.6
Total current assets	1,048.5	1,001.8
Investment in unconsolidated affiliate	126.6	135.0
Operating lease right-of-use assets	72.6	72.9
Goodwill	79.6	79.6
Other intangible assets, net of accumulated amortization of $50.3 and $45.3, respectively	67.9	77.0
Deferred income taxes	11.4	8.5
Other assets	7.0	16.8
Property, plant and equipment:
Land	38.6	37.9
Buildings and improvements	190.4	177.1
Machinery and equipment	942.6	893.8
Construction in progress	132.7	83.6
Total property, plant and equipment	1,304.3	1,192.4
Less: accumulated depreciation	756.1	717.6
Total property, plant and equipment, net	548.2	474.8
Total assets	$1,961.8	$1,866.4

See notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	May 31,
	2025	2024
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$402.5	$380.4
Short-term borrowings	149.2	148.0
Accrued compensation, contributions to employee benefit plans and related taxes	43.0	52.8
Dividends payable	9.3	8.7
Other accrued items	15.3	15.7
Current operating lease liabilities	7.7	7.6
Income taxes payable	4.5	5.2
Total current liabilities	631.5	618.4
Other liabilities	32.8	34.3
Long-term debt	2.3	-
Noncurrent operating lease liabilities	68.7	68.3
Deferred income taxes	28.6	27.9
Total liabilities	763.9	748.9

Shareholders’ equity - controlling interest:
Preferred shares, without par value; authorized – 1,000,000 shares; no shares issued or outstanding	-	-
Common shares, without par value; authorized – 150,000,000 shares; issued and outstanding 49,548,895 shares and 49,331,514 shares, respectively	-	-
Additional paid-in capital	913.9	905.3
Retained earnings	164.2	86.1
Accumulated other comprehensive loss, net of taxes of $(2.0) and $(1.7), respectively	(4.0)	(6.1)
Total shareholders’ equity - controlling interest	1,074.1	985.3
Noncontrolling interests	123.8	132.2
Total equity	1,197.9	1,117.5
Total liabilities and equity	$1,961.8	$1,866.4

See notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS

(In millions, except per common share amounts)

	Fiscal Years Ended May 31,
	2025	2024	2023
Net sales	$3,093.3	$3,430.6	$3,607.7
Cost of goods sold	2,704.7	2,990.8	3,271.2
Gross margin	388.6	439.8	336.5
Selling, general and administrative expense	231.6	224.4	200.8
Impairment of assets	7.4	1.4	2.1
Restructuring and other (income) expense, net	2.6	-	(4.2)
Separation costs	-	19.5	17.5
Operating income	147.0	194.5	120.3
Other income (expense):
Miscellaneous income, net	3.8	5.3	3.7
Interest expense, net	(7.1)	(6.0)	(3.0)
Equity in net income of unconsolidated affiliate	4.4	22.4	7.7
Earnings before income taxes	148.1	216.2	128.7
Income tax expense	28.8	46.1	29.0
Net earnings	119.3	170.1	99.7
Net earnings attributable to noncontrolling interests	8.6	15.4	12.6
Net earnings attributable to controlling interest	$110.7	$154.7	$87.1

Basic
Weighted average common shares outstanding	49.5	49.3	49.3
Earnings per common share attributable to controlling interest	$2.24	$3.14	$1.77

Diluted
Weighted average common shares outstanding	50.5	49.8	49.3
Earnings per common share attributable to controlling interest	$2.19	$3.11	$1.77

See notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Fiscal Years Ended May 31,
	2025	2024	2023
Net earnings	$119.3	$170.1	$99.7
Other comprehensive income (loss):
Foreign currency translation, net of tax	1.2	(1.3)	(6.8)
Pension liability adjustment, net of tax	(1.1)	2.4	(0.7)
Cash flow hedges, net of tax	2.0	(5.1)	3.5
Other comprehensive income (loss)	2.1	(4.0)	(4.0)
Comprehensive income	121.4	166.1	95.7
Comprehensive income attributable to noncontrolling interests	8.6	15.4	12.6
Comprehensive income attributable to controlling interest	$112.8	$150.7	$83.1

See notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, except per common share amounts)

	Controlling Interest
				Net	Accumulated
				Investment	Other
			Additional	by the	Comprehensive
	Common Shares		Paid-in	Former	Income (Loss),	Retained		Noncontrolling
	Shares	Amount	Capital	Parent	Net of Tax	Earnings	Total	Interests	Total
Balance at May 31, 2022	-	$-	$-	$1,131.3	$1.9	$-	$1,133.2	$133.2	$1,266.4
Net earnings	-	-	-	87.1	-	-	87.1	12.6	99.7
Other comprehensive loss	-	-	-	-	(4.0)	-	(4.0)	-	(4.0)
Transfers to the Former Parent, net	-	-	-	(187.3)	-	-	(187.3)	-	(187.3)
Dividends to noncontrolling interests	-	-	-	-	-	-	-	(20.2)	(20.2)
Balance at May 31, 2023	-	$-	$-	$1,031.1	$(2.1)	$-	$1,029.0	$125.6	$1,154.6
Net earnings	-	-	-	52.5	-	102.2	154.7	15.4	170.1
Other comprehensive loss	-	-	-	-	(4.0)	-	(4.0)	-	(4.0)
Distribution to the Former Parent in connection with the Separation	-	-	(150.0)	-	-	-	(150.0)	-	(150.0)
Transfers from (to) the Former Parent, net	-	-	11.4	(44.1)	-	-	(32.7)	-	(32.7)
Transfers of Net Investment by the Former Parent to Additional Paid-in Capital	49,286,517	-	1,039.5	(1,039.5)	-	-	-	-	-
Common shares issued, net of withholding tax	44,997	-	0.2	-	-	-	0.2	-	0.2
Theoretical common shares in non-qualified deferred compensation plans	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	4.2	-	-	-	4.2	-	4.2
Dividends to noncontrolling interests	-	-	-	-	-	-	-	(8.8)	(8.8)
Cash dividends declared ($0.32) per common share	-	-	-	-	-	(16.1)	(16.1)	-	(16.1)
Balance at May 31, 2024	49,331,514	$-	$905.3	$-	$(6.1)	$86.1	$985.3	$132.2	$1,117.5
Net earnings	-	-	-	-	-	110.7	110.7	8.6	119.3
Other comprehensive income	-	-	-	-	2.1	-	2.1	-	2.1
Common shares issued, net of withholding tax	217,381	-	(3.1)	-	-	-	(3.1)	-	(3.1)
Theoretical common shares in non-qualified deferred compensation plans	-	-	0.1	-	-	-	0.1	-	0.1
Stock-based compensation	-	-	11.6	-	-	-	11.6	-	11.6
Dividends to noncontrolling interests	-	-	-	-	-	-	-	(17.0)	(17.0)
Cash dividends declared ($0.64) per common share	-	-	-	-	-	(32.6)	(32.6)	-	(32.6)
Balance at May 31, 2025	49,548,895	$-	$913.9	$-	$(4.0)	$164.2	$1,074.1	$123.8	$1,197.9

See notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In millions)

	Fiscal Years Ended May 31,
	2025	2024	2023
Operating activities:
Net earnings	$119.3	$170.1	$99.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	66.0	65.3	69.6
Impairment of assets	7.4	1.4	2.1
Provision for (benefit from) deferred income taxes	(3.1)	1.1	(9.7)
Bad debt expense	1.8	1.1	1.6
Equity in net income of unconsolidated affiliate, net of distributions	8.4	(20.4)	4.8
Net (gain) loss on sale of assets	(0.7)	1.0	(3.3)
Stock-based compensation	11.0	10.3	10.4
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	34.1	(1.4)	113.0
Inventories	(16.7)	16.4	154.5
Accounts payable	15.8	(26.7)	(124.3)
Accrued compensation and employee benefits	(9.8)	7.9	(5.8)
Other operating items, net	(3.2)	(26.6)	2.4
Net cash provided by operating activities	230.3	199.5	315.0

Investing activities:
Investment in property, plant and equipment	(130.4)	(103.4)	(45.5)
Acquisitions, net of cash acquired	-	(21.0)	-
Proceeds from sale of assets, net of selling costs	1.3	1.2	23.3
Net cash used in investing activities	(129.1)	(123.2)	(22.2)

Financing activities:
Distribution to the Former Parent in connection with the Separation	-	(150.0)	-
Transfers to the Former Parent, net	-	(47.6)	(199.8)
Proceeds from (repayments of) short-term borrowings, net	15.0	127.2	(45.2)
Proceeds from revolving credit facility borrowings - swing loans	508.7	266.1	-
Repayment of revolving credit facility borrowings - swing loans	(522.5)	(248.1)	-
Proceeds from long-term debt, net of issuance costs	2.3	-	-
Proceeds from issuance of common shares, net of tax withholdings	(3.1)	0.3	-
Principal payments on long-term debt to the Former Parent	-	-	(15.0)
Payments to noncontrolling interests	(17.0)	(8.8)	(20.2)
Dividends paid	(31.9)	(7.9)	-
Net cash used in financing activities	(48.5)	(68.8)	(280.2)

Increase in cash, cash equivalents and restricted cash	52.7	7.5	12.6
Cash, cash equivalents, and restricted cash at beginning of year	40.2	32.7	20.1
Cash, cash equivalents, and restricted cash at end of year	$92.9	$40.2	$32.7

See notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Fiscal Years Ended May 31, 2025, 2024, and 2023

(Amounts in millions, except per common share amounts)

Note 1 – Description of Business, The Separation, Agreements with the Former Parent and Separation Costs, and Basis of Presentation

Description of the Business

The Company is one of North America’s premier value-added steel processors with the ability to provide a diversified range of products and services that span a variety of end markets. The Company maintains market leading positions in the North American carbon flat-rolled steel and tailor welded blank industries and is one of the largest global producers of electrical steel laminations. For 70 years, the Company has been delivering high quality steel processing capabilities across a variety of end-markets including automotive, heavy truck, agriculture, construction, and energy. The Company serves its customers primarily by processing flat-rolled steel coils, which are sourced primarily from various North American steel mills, into the precise type, thickness, length, width, shape, and surface quality required by customer specifications. The Company sells steel on a direct basis, whereby it is exposed to the risk and rewards of ownership of the material while in its possession. Additionally, the Company toll processes steel under a fee for service arrangement whereby it processes customer-owned material. The Company’s manufacturing facilities further benefit from the flexibility to scale between direct and tolling services based on demand dynamics throughout the year.

Fiscal Periods

The Company’s fiscal year and fourth quarter ends on May 31, with fiscal 2025 ending on May 31, 2025, fiscal 2024 ending on May 31, 2024, and fiscal 2023 ending on May 31, 2023. The Company’s other quarterly periods end on the final day of August (first quarter), November (second quarter) and February (third quarter).

The Separation

On the Separation Date at 12:01 a.m. Eastern Time, Worthington Enterprises completed the Separation and Worthington Steel became a stand-alone publicly traded company. The Separation was achieved through the Distribution. Each holder of record of Worthington Enterprises common shares received one common share of Worthington Steel for every one Worthington Enterprises common share held at the close of business on the Record Date. In connection with the Separation, Worthington Steel made a cash distribution to Worthington Enterprises of $150.0 million from the issuances of the Credit Facility (see Note 8 – Debt). Additionally, as part of the Separation, Worthington Enterprises made a contribution of certain assets and liabilities, including $3.8 million of cash and cash equivalents, to Worthington Steel. Worthington Enterprises retained no ownership interest in Worthington Steel following the Separation. Also on the Separation Date, Worthington Steel’s common shares began trading on the NYSE under the ticker symbol “WS.”

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

Direct and incremental costs incurred in connection with the Separation, including (a) fees paid to third parties for audit, advisory, and legal services to effect the Separation, (b) non-recurring employee-related costs, such as retention bonuses, and (c) non-recurring functional costs associated with shared corporate functions (collectively, the “Separation Costs”) are presented separately in the Company’s consolidated and combined statements of earnings. Separation Costs totaled $19.5 million and $17.5 million for fiscal 2024, and fiscal 2023, respectively. No Separation Costs were incurred during fiscal 2025.

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

All other third party-debt and related interest expense not directly attributable to the Company have been excluded from the consolidated and combined financial statements because it is not the legal obligor of the debt and the borrowings are not specifically identifiable to the Company. Additionally, as described in “Note 19 – Related Party Transactions,” debt and related interest expense between the Former Parent and TWB has been attributed to the Company, as the Company is both the legal obligor and directly benefited from the borrowings.

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

The Former Parent utilized a centralized cash management program to manage cash for the majority of its entities. For entities that were enrolled in the program, all cash was swept into a cash pool. Accordingly, the cash and cash equivalents held by the Former Parent at the corporate level were not attributed to the Company for any of the periods presented. The Company’s foreign operations did not participate in the centralized cash management program. These cash amounts are specifically attributable to the Company and therefore are reflected in the accompanying consolidated balance sheets. Transfers of cash, both to and from the Former Parent’s centralized cash management program, are reflected as a component of Net Investment by the Former Parent on the accompanying consolidated balance sheets and as a financing activity on the accompanying consolidated and combined statements of cash flows.

Net Investment by the Former Parent

Net Investment by the Former Parent in the consolidated and combined statements of equity represents the Former Parent’s historical investment in the Company, the net effect of transactions with and allocations from the Former Parent, and the Company’s retained earnings. All transactions reflected in Net Investment by the Former Parent have been considered as financing activities for purposes of the consolidated and combined statements of cash flows. For additional information, see “Basis of Presentation – Prior to Separation” above and “Note 19 – Related Party Transactions.”

Consolidation, Consolidated Subsidiaries and Investment in Unconsolidated Affiliate

The Company participates in several business arrangements commonly referred to as “joint ventures.” These include both consolidated and unconsolidated entities, as described below. While the Company refers to all such arrangements as “joint ventures” for ease of reference and to align with external naming conventions, the Company consolidates Spartan, TWB, WSP and WSCP as it has a controlling financial interest under applicable accounting guidance. The Company’s investment in its unconsolidated affiliate, Serviacero Worthington, is accounted for using the equity method. Material intercompany accounts and transactions are eliminated.

The Company owns controlling interests in the following three operating joint ventures: Spartan (52%); TWB (55%); and WSCP (63%). The Company also owns a controlling interest (51%) in WSP, which became a non-operating joint venture on October 31, 2022, when its remaining net assets were sold. These joint ventures are consolidated with the equity owned by the other joint venture members shown as noncontrolling interests on the Company’s consolidated balance sheets, and their portions of net earnings and OCI shown as net earnings or comprehensive income attributable to noncontrolling interests in the Company’s consolidated and combined statements of earnings and comprehensive income, respectively.

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

Organizational Structure and Operating Segment

The Company’s operations are managed principally on a products and services basis under a single group organizational structure. The Company has determined that it has only one operating segment and therefore one reportable segment after considering several sources of information, including the Company’s internal organizational structure, the basis on which budgets and forecasts are prepared, the financial information that the Company’s CODM reviews in evaluating company performance and determining how resources should be allocated, and how the Company releases information to the public and analysts. The Company’s CODM is Worthington Steel’s CEO.

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

Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At May 31, 2025, cash and cash equivalents included cash held in banks, and short-term, highly liquid investments. Short-term investments are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy. Cash held in banks is measured in the fair value hierarchy using Level 1 inputs.

Restricted Cash: Restricted cash consists of amounts held in escrow accounts and other funds that are legally restricted for specific purposes. These amounts are included as a separate line on the consolidated balance sheet. At May 31, 2025, restricted cash resulted from routine pre-closing procedures related to funds designated for the Sitem Group acquisition early in the first quarter of fiscal 2026.

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

The allowance for doubtful accounts is used to record the estimated risk of loss related to customers’ inability to pay. This allowance is maintained at a level that the Company considers appropriate based on factors that affect collectability, such as the financial health of customers, historical trends of charge-offs and recoveries and current economic and market conditions. As the Company monitors its receivables, it identifies customers that may have payment problems and adjusts the allowance accordingly, with the offset to SG&A. Account balances are charged off against the allowance when recovery is considered remote. The allowance for doubtful accounts increased $0.6 million during fiscal 2025 to $3.8 million.

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

Inventories: Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories. The assessment of net realizable value requires the use of estimates to determine cost to complete, normal profit margin and the ultimate selling price of inventory. The Company believes its inventories were valued appropriately as of May 31, 2025 and May 31, 2024.

Property, plant and equipment, and Depreciation: Property, plant and equipment are carried at cost and depreciated using the straight-line method. Buildings and improvements are depreciated over 10 to 40 years and machinery and equipment are depreciated over 3 to 20 years. Depreciation expense was $59.4 million, $58.5 million and $62.7 million during fiscal 2025, fiscal 2024, and fiscal 2023, respectively. Accelerated depreciation methods are used for income tax purposes.

Goodwill and Other Long-Lived Assets: The Company uses the purchase method of accounting for all business combinations and recognizes amortizable and indefinite-lived intangible assets separately from goodwill. The acquired assets and assumed liabilities in an acquisition are measured and recognized based on their estimated fair values at the date of acquisition, with goodwill representing the excess of the purchase price over the fair value of the identifiable net assets. A bargain purchase may occur, wherein the fair value of identifiable net assets exceeds the purchase price, and a gain is then recognized in the amount of that excess. Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, during the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that impairment may be present. Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimation of the fair value of each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. The Company’s operations are organized as a single component, or operating segment. The Company’s reporting units, which are one level below the single operating segment, consist of: (1) Flat Rolled Steel Processing; (2) Electrical Steel; and (3) Laser Welding. Refer to “Note 4 – Goodwill and Other Assets” for additional information on the goodwill impairment.

For goodwill and indefinite-lived intangible assets, the Company tests for impairment by first evaluating qualitative factors including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance. If there are no potential impairments raised from this evaluation, no further testing is performed. If, however, the Company’s qualitative analysis indicates it is more likely than not that the fair value is less than the carrying amount, a quantitative analysis is performed. The quantitative analysis compares the fair value of each reporting unit or indefinite-lived intangible asset to the related carrying amount, and an impairment loss is recognized in the Company’s consolidated statements of earnings equivalent to the excess of the carrying amount over the fair value. Fair value is determined based on discounted cash flows or appraised values, as appropriate. The Company’s policy is to perform a quantitative analysis of each reporting unit at least every three to five years unless performance indicates otherwise.

The Company performed its annual impairment evaluation of goodwill and other indefinite-lived intangible assets during the fourth quarter of fiscal 2025. Based on the qualitative impairment test performed in the fourth quarter, the Company concluded that the fair value of the reporting units tested for impairment exceeded the carrying value.

The Company reviews the carrying value of its long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its respective carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, if any, to be recognized. The impairment loss recognized is equal to the amount that the carrying value of the asset or asset group exceeds its fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell and are recorded in a single line in the Company’s consolidated balance sheets. The Company classifies assets as held for sale if it commits to a plan to sell the assets within one year and actively markets the assets in their current condition for a price that is reasonable in comparison to their estimated fair value.

If there are indicators of impairment, the Company’s impairment testing for both goodwill and other long-lived assets, including intangible assets with finite useful lives, would be largely based on cash flow models that require significant judgment and require assumptions about future volume trends, revenue and expense growth rates; and, in addition, external factors such as changes in economic trends and cost of capital. Significant changes in any of these assumptions could impact the outcomes of the tests performed. See “Note 4 – Goodwill and Other Assets” for additional details regarding these assets, related impairment testing, and the resulting impairment charges recognized.

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

Leases: The Company accounts for leases in accordance with GAAP, ASU Leases (Topic 842) (“Topic 842”). Under Topic 842, leases are categorized as operating or financing leases at inception. Lease assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent obligations to make lease payments arising from the lease. Operating lease right of use (“ROU”) assets include any initial direct costs and prepayments less lease incentives. Lease terms include options to renew or terminate the lease when it is reasonably certain that the Company will exercise such options. As most of the Company’s leases do not include an implicit rate, the Company uses its collateralized incremental borrowing rate based on the information available at the lease commencement date, in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of goods sold or SG&A depending on the underlying nature of the leased assets. For operating leases with variable payments dependent upon an index or rate that commenced subsequent to adoption of Topic 842, the Company applies the active index or rate as of the lease commencement date. Variable lease payments not based on an index or rate are not included in the operating lease liability as they cannot be reasonably estimated and are recognized in the period in which the obligation for those payments is incurred. Leases with a term of twelve months or less upon the commencement date are considered short-term leases, are not included on the Company’s consolidated balance sheets and are expensed on a straight-line basis over the lease term. Refer to “Note 18 – Leases” for additional information regarding the Company’s leases.

Stock-Based Compensation: As of May 31, 2025, the Company had stock-based compensation plans for its employees as well as its non-employee directors. All share-based awards, including grants of stock options and restricted common shares, are recorded as expense in the consolidated and combined statements of earnings over the vesting period based on their grant date fair values. Forfeitures are recognized as they occur. Refer to “Note 11 – Stock-Based Compensation” for additional information regarding the Company’s stock-based compensation plans.

Derivative Financial Instruments: The Company utilizes derivative financial instruments to manage exposure to certain risks related to the Company’s ongoing operations. The primary risks managed through the use of derivative financial instruments includes commodity price risk and foreign currency risk. All derivative financial instruments are accounted for using mark-to-market accounting. The accounting for changes in the fair value of a derivative financial instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. Gains and losses on fair value hedges are recognized in current period earnings within the same line as the underlying hedged item. Gains and losses on cash flow hedges are deferred as a component of accumulated other comprehensive income or loss (“AOCI”) and recognized in earnings at the time the hedged item affects earnings, within the same financial statement caption as the underlying hedged item. Classification in the Company’s consolidated and combined statements of earnings of gains and losses related to derivative financial instruments that do not qualify for hedge accounting is determined based on the underlying intent of the instruments. Cash flows related to derivative financial instruments are generally classified as operating activities in the consolidated and combined statements of cash flows.

In order for hedging relationships to qualify for hedge accounting under current accounting guidance, the Company formally documents each hedging relationship and its risk management objective. Derivative financial instruments are executed only with highly rated counterparties. No credit loss is anticipated on existing instruments, and no material credit losses have been experienced to date. The Company monitors its positions, as well as the credit ratings of counterparties to those positions.

The Company discontinues hedge accounting when it is determined that a derivative financial instrument is no longer highly effective in offsetting the hedged risk, expires or is sold, is terminated or is no longer designated as a hedging instrument because it is unlikely that a forecasted transaction will occur or the Company determines that designation as a hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued and the derivative financial instrument is retained, the Company continues to carry the derivative financial instrument at its fair value on the consolidated balance sheets and recognizes any subsequent changes in its fair value in net earnings immediately. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and immediately recognizes the gains and losses that were accumulated in AOCI.

Refer to “Note 16 – Derivative Financial Instruments and Hedging Activities” for additional information regarding the consolidated balance sheet location and the risk classification of the Company’s derivative financial instruments.

Foreign Currency Transactions and Translations: Foreign currency balance sheet accounts are translated into U.S. dollars at the current exchange rates at the balance sheet date. Income and expenses are translated at the average exchange rates in effect during the period for the foreign subsidiaries where the local currency is the functional currency.

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

Shipping and handling costs charged to customers are treated as fulfillment activities and are recorded in both net sales and cost of goods sold at the time control is transferred to the customer. Due to the short-term nature of the Company’s contracts with customers, it has elected to apply the practical expedients under Topic 606 to: (1) expense as incurred, incremental costs of obtaining a contract; and (2) not adjust the consideration for the effects of a significant financing component for contracts with an original expected duration of one year or less. When the Company satisfies (or partially satisfy) a performance obligation, prior to being able to invoice the customer, the Company recognizes an unbilled receivable when the right to consideration is unconditional and a contract asset when the right to consideration is conditional. Unbilled receivables and contract assets are included in receivables and prepaid expenses and other current assets, respectively, on the consolidated balance sheets. Additionally, contract liabilities primarily relate to payments received from customers in advance of performance under the contract. Payments from customers are generally due within 30 to 60 days of invoicing, which generally occurs upon shipment or delivery of the goods.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that the Company collects from a customer, are excluded from revenue.

Certain contracts with customers include warranties associated with the delivered goods or services. These warranties are not considered to be separate performance obligations, and accordingly, the Company records an estimated liability for potential warranty costs as the goods or services are transferred.

With the exception of toll processing revenue, the Company recognizes revenue at the point in time the performance obligation is satisfied and control of the product is transferred to the customer upon shipment or delivery. Generally, the Company receives and acknowledges purchase orders from customers, which define the quantity, pricing, payment and other applicable terms and conditions (as defined in a master sales agreement, where applicable). In some cases, the Company receives a blanket purchase order from customers, which includes pricing, payment and other terms and conditions, with quantities defined at the time each customer subsequently issues periodic releases against the blanket purchase order.

Toll processing revenues are recognized over time and are primarily measured using the cost-to-cost method, which the Company believes best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Revenues are recorded proportionally as costs are incurred. The Company has elected to not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Certain contracts contain variable consideration, which is not constrained, and primarily include estimated sales returns, customer rebates, and sales discounts which are recorded on an expected value basis. These estimates are based on historical returns, analysis of credit memo data and other known factors. The Company accounts for rebates by recording reductions to revenue for rebates in the same period the related revenue is recorded. The amount of these reductions is based upon the terms agreed to with the customer. The Company does not exercise significant judgments in determining the timing of satisfaction of performance obligations or the transaction price. Refer to “Note 2 – Revenue Recognition” for additional information.

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

Advertising Expense: Advertising costs are expensed to SG&A as incurred. Advertising expense was $1.0 million, $0.8 million, and $1.2 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

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

The Company has reserves for income taxes and associated interest and penalties that may become payable in future years as a result of audits by taxing authorities. It is the Company’s policy to record these in income tax expense. While the Company believes the positions taken on previously filed tax returns are appropriate, the Company has established the tax and interest/penalties reserves in recognition that various taxing authorities may challenge the Company’s positions. These reserves are analyzed periodically, and adjustments are made as events occur to warrant adjustment to the reserves, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues and release of administrative guidance or court decisions affecting a particular tax issue.

Employee Pension Plans: Defined benefit pension and OPEB plan obligations are remeasured at least annually as of May 31 based on the present value of projected future benefit payments for all participants for services rendered to date. The measurement of projected future benefits is dependent on the provisions of each specific plan, demographics of the group covered by the plan, and other key measurement assumptions. Net periodic benefit costs, including service cost, interest cost, and expected return on assets, are determined using assumptions regarding the benefit obligation and the fair value of plan assets as of the beginning of each year. The funded status of the benefit plans, which represents the difference between the benefit obligation and the fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each year. Net periodic benefit cost is included in other income (expense) in the consolidated and combined statements of earnings, except for the service cost component, which is recorded in SG&A. Refer to “Note 12 – Employee Retirement Plans” for additional information.

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

Self-Insurance Reserves: The Company self-insures most of its risks for product, cyber, environmental, workers’ compensation, general and automobile, property liabilities, and for employee medical claims. However, in order to reduce risk and better manage overall loss exposure for these liabilities, the Company purchases stop-loss insurance that covers individual claims in excess of the deductible amounts. The Company establishes and reassesses reserves for the estimated cost to resolve open claims that have been made against us, as well as an estimate of the cost of claims that have been incurred but not reported (“IBNR”). Loss exposure related to known events are established based on the Company’s assessment of the likelihood of an unfavorable outcome and the estimated range of potential loss. IBNR reserves are established based on actuarial valuations that take into consideration the historical average claim volume, the average cost for settled claims, current trends in claim costs, changes in the Company’s business and workforce, general economic factors and other assumptions believed to be reasonable under the circumstances. The estimated reserves for these liabilities could be affected if future occurrences and claims differ from the assumptions used and historical trends. Exposures for employee medical costs and workers’ compensation have had and will continue to have a material impact on the Company’s operations. All other loss exposures were immaterial for the periods presented.

Statements of Cash Flows: The Company uses the “cumulative earnings” approach for determining cash flow presentation of distributions from unconsolidated joint ventures. Distributions received are included in the consolidated and combined statements of cash flows as operating activities, unless the cumulative distributions exceed the portion of the cumulative equity in the net earnings of the joint venture, in which case the excess distributions are deemed to be returns of the investment and are classified as investing activities in the consolidated and combined statements of cash flows.

Supplemental cash flow information was as follows for the prior three fiscal years:

(In millions)	2025	2024	2023
Interest paid, net of amount capitalized (1)	$7.7	$4.5	n/a
Income taxes paid, net of refunds (1)	$26.2	$37.6	n/a

(1)
The amount of interest paid, net of amount capitalized and cash paid for income taxes paid, net of refunds, for the periods prior to the Separation was not distinguishable for the Company. These amounts were combined with the Former Parent. Due to the legal organizational structure, capital structure, and income tax compliance requirements, the amounts for the Company were indivisible from those that were included with the Former Parent. The amounts disclosed for income taxes paid, net of refunds represent all distinguishable amounts, which includes domestic taxes paid after the Separation and foreign taxes paid for the entire fiscal year.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated and combined balance sheets that sum to the total of the same such amounts shown in the consolidated and combined statements of cash flows as of May 31, 2025, 2024, and 2023:

(In millions)	2025	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash, beginning of year
Cash and cash equivalents	$40.2	$32.7	$20.1
Restricted cash	-	-	-
Total cash and cash equivalents and restricted cash	$40.2	$32.7	$20.1

Reconciliation of cash, cash equivalents, and restricted cash, end of year
Cash and cash equivalents	$38.0	$40.2	$32.7
Restricted cash	54.9	-	-
Total cash and cash equivalents and restricted cash	$92.9	$40.2	$32.7

Risks and Uncertainties:

Facilities Locations

As of May 31, 2025, excluding our joint ventures, the Company operated 15 manufacturing facilities worldwide. The Company also held equity positions in four operating joint ventures, which operated 16 manufacturing facilities worldwide as of May 31, 2025.

Concentration of Net Sales

The Company sells its products and services to a diverse customer base and a broad range of end markets. The automotive industry is the largest end market for the Company, which is largely driven by the production schedules of the Detroit Three Automakers. While the Company’s business is not dependent on any one customer, net sales to certain customers were at least 10% of the Company’s consolidated or combined net sales for the periods presented. A significant loss of, or decrease in, business from any of these customers could have an adverse effect on the Company’s consolidated net sales and financial results if the Company was not able to obtain replacement business. Also, the Company’s sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of the Company’s largest customers.

The following table summarizes the concentration percentage of consolidated or combined net sales for the periods presented:

(Percentage of Net Sales)	2025	2024	2023
End Market – Automotive	52%	52%	50%
Detroit Three Automakers	33%	32%	30%
Largest Automotive Customers:
Customer 1	14%	11%	16%
Customer 2	12%	15%	9%

Labor Force

As of May 31, 2025, approximately 24% of the Company’s consolidated labor force was represented by collective bargaining units, all of which are located in jurisdictions outside of the U.S. where collective bargaining arrangements are customary.

Credit Risk

The concentration of credit risks from financial instruments related to the markets the Company serves is not expected to have a material adverse effect on the Company’s consolidated and combined financial position, cash flows or future results of operations.

Raw Materials

The Company’s principal raw material is flat-rolled steel, which is purchased from multiple primary steel producers. The steel industry as a whole has been cyclical, and at times availability and pricing can be volatile due to a number of factors beyond the Company’s control. This volatility can significantly affect the Company’s steel costs. In an environment of increasing prices for steel and other raw materials, in general, competitive conditions or contractual obligations may impact how much of the price increases the Company can pass on to customers. To the extent the Company is unable to pass on future price increases in raw materials to customers, financial results could be adversely affected. Also, if steel prices decrease, in general, competitive conditions or contractual obligations may impact how quickly the Company must reduce prices to customers, and the Company could be forced to use higher-priced raw materials to complete orders for which the selling prices have decreased, resulting in inventory holding losses. Declining steel prices could also require the Company to write down the value of inventories to reflect current net realizable value. Further, the number of suppliers has decreased in recent years due to industry consolidation and the financial difficulties of certain suppliers, and consolidation may continue. Accordingly, if delivery from a major steel supplier is disrupted, it may be more difficult to obtain an alternative supply than in the past.

Reclassifications: The Company has reclassified the presentation of certain prior-year information to conform to the current presentation.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Improvement to Reportable Segment Disclosures – In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of incremental information about significant segment expenses. The guidance also requires disclosure of the CODM’s position for each segment and detail of how the CODM uses financial reporting to assess their segment’s performance. The new guidance is effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. The amendments must be applied retrospectively to all periods presented in the financial statements. The Company adopted this pronouncement for the fiscal year ended May 31, 2025 and included significant segment expenses regularly provided to the CODM, the CODM’s title and how the CODM utilizes reported measures. The amendment was retrospectively applied to prior periods. Refer to “Note 20 – Segment Information and Geographic Data” for additional information discussion.

New Accounting Pronouncements Not Yet Adopted

Disaggregation of Income Statement Expenses – In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This guidance requires the disaggregation of certain expense captions into specified categories in disclosures within the notes to the financial statements to provide enhanced transparency into the expense captions presented on the statement of earnings. It is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. Adoption may be applied either prospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact of this guidance on the Company’s related disclosures.

Improvements to Income Tax Disclosures – In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which expands disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The ASU is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the effect the adoption of the ASU may have on its disclosures.

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

The following table summarizes net sales by product class for fiscal 2025, fiscal 2024 and fiscal 2023:

(In millions)	2025	2024	2023
Product class
Direct	$2,943.4	$3,269.4	$3,464.9
Toll	149.9	161.2	142.8
Total	$3,093.3	$3,430.6	$3,607.7

The following table summarizes the unbilled receivables at the end of fiscal 2025 and fiscal 2024:

(In millions)	Balance Sheet Classification	2025	2024
Unbilled receivables	Receivables	$4.0	$5.6
Contract assets	Prepaid expenses and other current assets	$7.0	$7.9

The following table summarizes the changes in contract liabilities during fiscal 2025 and fiscal 2024:

(In millions)
Balance at May 31, 2023	$6.0
Unearned revenue from cash received during the period	11.8
Revenue recognized related to contract liability balance	(10.2)
Balance at May 31, 2024	7.6
Unearned revenue from cash received during the period	6.5
Revenue recognized related to contract liability balance	(8.9)
Balance at May 31, 2025	$5.2

Note 3 – Investment in Unconsolidated Affiliate

Investments in affiliated companies that the Company does not control, either through majority ownership or otherwise, are accounted for using the equity method. As of May 31, 2025, the Company owns a noncontrolling interest (50%) in one unconsolidated joint venture, Serviacero Worthington. The Company accounts for its investment in Serviacero Worthington using the equity method of accounting. Serviacero Worthington provides steel processing services, such as pickling, blanking, slitting, multi-blanking and cutting-to-length, to customers in a variety of industries including automotive, appliance and heavy equipment.

The Company received distributions from Serviacero Worthington totaling $12.8 million in fiscal 2025, $2.0 million in fiscal 2024, and $12.5 million in fiscal 2023.

The following table presents the financial position of Serviacero Worthington:

(In millions)	2025	2024
Cash and cash equivalents	$16.0	$5.7
Other current assets	219.4	274.7
Noncurrent assets	62.2	58.3
Total assets	$297.6	$338.7
Current liabilities	$40.5	$64.7
Other noncurrent liabilities	5.0	5.2
Equity	252.1	268.8
Total liabilities and equity	$297.6	$338.7

The following table presents summarized financial information for Serviacero Worthington as of, and for the fiscal years ended May 31:

(In millions)	2025	2024	2023
Net sales	$507.6	$604.1	$564.6
Gross margin	48.3	70.4	21.5
Operating income	32.7	56.4	10.4
Depreciation and amortization	4.7	4.4	4.0
Interest expense	-	-	0.3
Income tax expense (benefit)	15.0	8.4	(3.0)
Net earnings	8.7	44.8	15.5

The following table presents the net earnings of Serviacero Worthington attributable to the Company for the fiscal years ended May 31:

(In millions)	2025	2024	2023
Equity in net income of unconsolidated affiliate	$4.4	$22.4	$7.7

At May 31, 2025 and 2024, $51.5 million and $56.4 million, respectively, of the Company’s consolidated retained earnings represented undistributed earnings of Serviacero Worthington, net of tax.

Note 4 – Goodwill and Other Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill during fiscal 2025 and fiscal 2024:

(In millions)	Total
Balance at May 31, 2023	$78.6
Acquisitions and purchase accounting adjustments (1)	1.1
Translation adjustments	(0.1)
Balance at May 31, 2024	79.6
Translation adjustments	-
Balance at May 31, 2025	$79.6

(1)
For additional information regarding acquisitions, refer to “Note 15 – Acquisitions.”

Other Intangible Assets

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, which range from 7 to 20 years. The following table summarizes other intangible assets by class as of the end of the prior two fiscal years:

	2025		2024
		Accumulated		Accumulated
(In millions)	Cost	Amortization	Cost	Amortization
Indefinite-lived intangible assets:
Trademarks	$5.2	$-	$5.2	$-
In-process research & development	-	-	1.3	-
Total indefinite-lived intangible assets	5.2	-	6.5	-
Definite-lived intangible assets:
Customer relationships	$100.0	$43.5	$102.8	$39.8
Non-compete agreements	2.0	2.0	2.0	2.0
Technology/know-how	11.0	4.8	11.0	3.5
Total definite-lived intangible assets	113.0	50.3	115.8	45.3
Total intangible assets	$118.2	$50.3	$122.3	$45.3

Amortization expense totaled $6.0 million, $6.3 million, and $6.3 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

Amortization expense for each of the next five fiscal years is estimated to be:

(In millions)
2026	$5.6
2027	$5.6
2028	$5.6
2029	$5.3
2030	$4.9

Impairment of Assets

Fiscal 2025

During fiscal 2025, the Company identified an impairment indicator for the in-process research and development intangible asset of TWB. The indefinite-lived in-process research & development intangible asset with a net book value of $1.3 million was deemed to be fully impaired as the technology was unable to be commercialized, resulting in a pre-tax impairment charge of $1.3 million recognized in the third quarter of fiscal 2025.

During fiscal 2025, the Company announced plans to combine WSCP’s Cleveland, Ohio toll processing manufacturing facility into its existing manufacturing facility in Twinsburg, Ohio. Operations at the Cleveland, Ohio toll processing manufacturing facility ceased by the end of fiscal 2025, while incremental closure activities are expected to be completed in fiscal 2026. As a result, the Company tested the long-lived assets of the combined asset group for impairment at the lowest level for which there were largely independent cash flows when identifiable, and grouped at a higher level when largely independent cash flows do not exist at a lower level. Other assets were evaluated with applicable accounting guidance outside of long-lived asset guidance.

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

The book value of the remaining machinery and equipment and other long-lived assets were determined to be in excess of fair value, resulting in an impairment charge of $3.8 million. Additionally, the customer list intangible asset, which was recorded on the balance sheet in other intangible assets, net, was deemed to be fully impaired and written off.

Due to the closure of the WSCP toll processing manufacturing facility in Cleveland, Ohio, the Company evaluated the impact on goodwill of the Flat Rolled Steel Processing reporting unit, in which the entity was included. As a result of the Company’s evaluation, no meaningful amount of goodwill was attributed to the disposal group, and thus, no goodwill impairment was recognized.

The disposal group consisted of the following:

		Pre-Tax
	Net Book	Impairment
(In millions)	Value	Recognized
Disposal Group:
Long-lived assets:
Finance lease assets and buildings and improvements, net	$10.1	$-
Machinery and equipment and other long-lived assets(1)	5.1	3.8
Other intangible assets, net	1.8	1.8
Total long-lived assets	17.0	5.6
Other assets:
Prepaid expenses and other current assets(2)	0.6	0.5
Total other assets	0.6	0.5
Total	$17.6	$6.1

(1)
Fair value was determined using unobservable Level 3 inputs.
(2)
Impairment recognized using applicable accounting guidance outside of long-lived asset guidance.

Due to fourth quarter of fiscal 2025 depreciation and amortization, and transfers to the remaining WSCP toll processing facility, the remaining assets, equal to $10.4 million, were classified as assets held for sale on the consolidated balance sheet as of May 31, 2025.

Fiscal 2024

During fiscal 2024, the Company committed to plans to liquidate certain fixed assets at a WSCP toll processing facility in Cleveland, Ohio. During the first quarter of fiscal 2024, in accordance with the applicable accounting guidance, the Company lowered the estimate of fair value less costs to sell to reflect the expected scrap value of the WSCP toll processing equipment to $0.2 million, resulting in a pre-tax impairment charge of $1.4 million.

Fiscal 2023

During fiscal 2023, the Company committed to two separate plans to liquidate certain fixed assets: (1) idled equipment at the manufacturing facility in Taylor, Michigan; and (2) the net assets at a WSCP toll processing facility in Cleveland, Ohio. As both asset groups have met the criteria for classification as assets held for sale, net assets in the amount of $2.6 million have been presented separately as assets held for sale on the Company’s combined balance sheet at May 31, 2023. In accordance with the applicable accounting guidance, the net assets were measured at fair market value less costs to sell, resulting in an overall impairment charge of $2.1 million during fiscal 2023.

Note 5 – Restructuring and Other (Income) Expense, Net

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

A progression of the liabilities associated with the restructuring activities, combined with a reconciliation to the restructuring and other income, net financial statement caption in the Company’s consolidated statement of earnings for fiscal 2025, is summarized below:

	Beginning				Ending
(In millions)	Balance	Expense	Payments	Adjustments	Balance
Early retirement and severance	$-	$2.6	$(0.5)	$-	$2.1
Restructuring and other expense, net		$2.6

During fiscal 2025, the following actions were taken related to the Company’s restructuring activities:

•
The Company recognized $1.8 million of severance expense associated with a TWB VRP. Under the terms of the VRP, eligible TWB employees in the U.S. who chose to participate in the program were offered severance based on their years of service. The VRP was closed to employee acceptance during the fourth quarter of fiscal 2025. The Company does not expect to incur additional material severance expenses in fiscal 2026 or beyond due to these announced plans.
•
The Company announced plans to consolidate WSCP’s remaining Cleveland, Ohio toll processing manufacturing facility into its existing manufacturing facility in Twinsburg, Ohio. In connection with the consolidation and closure, the Company recognized $0.8 million in severance expense during fiscal 2025. The Company does not expect to incur additional material severance expenses in fiscal 2026 or beyond due to these announced plans.

The total liability as of May 31, 2025 is expected to extend past the 12 months from May 31, 2025, due to the severance period.

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

Note 6 – Contingent Liabilities and Commitments

The Company is a defendant in certain legal proceedings that are incidental to its business. In the opinion of management, the outcome of these legal proceedings, which is not clearly determinable at the present time, individually and in the aggregate, would not have a material adverse effect on the Company, its consolidated financial position, future results of operations or cash flows. The Company has recorded a liability, as necessary, to provide for the anticipated costs, including legal defense costs, associated with the resolution of these legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ materially from the recorded estimates and, therefore, have a material effect on the Company, its consolidated financial position, future results of operation and cash flows for the periods in which they are resolved.

Note 7 – Guarantees

The Company does not have guarantees that it believes are reasonably likely to have a material current or future effect on its consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

At May 31, 2025, the Company had in place an outstanding stand-by letter of credit in the amount of $2.1 million issued to third-party service providers. The fair value of this guarantee instrument, based on premiums paid, was not material and no amounts were drawn against it at May 31, 2025. This guarantee instrument is subject to annual renewal.

Note 8 – Debt

The following table summarizes the Company’s long-term debt and short-term borrowings outstanding at May 31, 2025 and 2024:

(In millions)	2025	2024
Long-term debt:
Canadian Government Regional Economic Growth Loan	$2.3	$-
Long-term debt	$2.3	$-

Short-term debt:
Revolving credit facility	$149.2	$148.0
Total short-term borrowings and current maturities	149.2	148.0
Total	$151.5	$148.0

The following table provides the maturities of long-term debt and short-term borrowings in the next five fiscal years and the remaining years thereafter:

(In millions)
Fiscal 2026	$149.2
Fiscal 2027	0.1
Fiscal 2028	0.5
Fiscal 2029	0.5
Fiscal 2030	0.5
Thereafter	0.7
Total	$151.5

Revolving Credit Facility

On November 30, 2023, the Company entered into the Credit Facility scheduled to mature on November 30, 2028, with a group of lenders. The Credit Facility allows for borrowings of up to $550.0 million, to the extent secured by eligible accounts receivable and inventory balances at period end, which consist primarily of U.S. Dollar denominated account balances. At May 31, 2025 and May 31, 2024, there were $149.2 million and $148.0 million of outstanding borrowings drawn against the Credit Facility, respectively, leaving a borrowing capacity of $400.8 million and $402.0 million, respectively, subject to the eligible borrowing base, available for use. At May 31, 2025 and May 31, 2024, the available borrowing capacity was $260.9 million and $307.6 million, respectively. Individual amounts drawn under the Credit Facility accrue interest at rates equal to an applicable margin over the one-, three-, or six-month term SOFR Rate, plus a SOFR adjustment. The Company incurred approximately $2.7 million of issuance costs, of which $2.5 million will be amortized to interest expense over the expected five-year Credit Facility term and are reflected in other assets.

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

The swing loan permits the Company to draw on the Credit Facility at any time up to a maximum of the greater of (i) $55 million and (ii) 10% of the then-maximum amount of the Credit Facility. The swing loan interest rate is variable based upon the interest rate market. As of May 31, 2025 and May 31, 2024, the swing loan rate was equal to 8.0% and 9.0%, respectfully. Any amounts drawn on the swing loan mature on the same date as the maturity of the Credit Facility; however, it has been the practice of the Company to repay the outstanding draws on the swing loan within a short-term period.

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

As of May 31, 2025 and May 31, 2024, the weighted average interest rate on the outstanding interest-bearing debt under the Credit Facility was 5.98% and 6.92%, respectively.

Long-Term Debt

Canadian Government Regional Economic Growth Loan

On December 17, 2024, Tempel Canada entered into an agreement with the Federal Economic Development Agency for Southern Ontario, Canada, through the Canadian Government’s Regional Economic Growth Innovation program, which provided a 0% interest loan up to CAD $3.5 million (approximately USD $2.5 million as of May 31, 2025) to be used for the purchase and installation of advanced manufacturing equipment at the Tempel Canada’s Burlington, Ontario location. The first distribution to Tempel Canada was received in the third quarter of fiscal 2025 in the amount of CAD $3.2 million (approximately USD $2.2 million in quarter received), or 90% of the total available through the program. The remaining 10% is expected to be received upon project completion. The loan is scheduled to be paid off in sixty equal installments beginning April 1, 2027 with the final payment due March 1, 2032. There were no debt issuance costs associated with the loan.

As of May 31, 2025, the amount outstanding equaled $2.3 million.

Business Development Bank of Canada Canadian Loan

On March 25, 2025, Tempel Canada entered into a letter of offer (“BDC Letter”) with Business Development Bank of Canada (“BDC”). Pursuant to the terms of the Letter, BDC has committed to lend Tempel Canada up to CAD $57.5 million (approximately USD $41.9 million as of May 31, 2025) (“BDC Loan”), subject to the satisfaction of customary closing conditions and deliverables. The purpose of the BDC Loan is to fund the construction of a new manufacturing facility to be located in Burlington, Ontario, Canada (“Burlington Property”).

The BDC Loan is structured as a construction draw loan. The draw period for the BDC Loan will lapse on March 21, 2026, unless extended by BDC. Monthly interest only payments will be due until July 1, 2026, at which point the BDC Loan will also be subject to monthly amortization payments until maturity. The BDC Loan will accrue interest (a) during the construction period, at a per annum rate equal to BDC’s Floating Base Rate minus 1.75%, and (b) at all times thereafter, at a per annum rate equal to BDC’s Floating Base Rate minus 1.75% or BDC’s Base Rate minus 1.75%, at Tempel Canada’s election. The Loan matures on June 1, 2051.

Worthington Steel guarantees the payment obligations of Tempel Canada in respect of the BDC Loan. As amended subsequent to the end of Fiscal 2025, the guarantee is for the full amount of the BDC Loan amount on the date of any demand. Provided that there has never been a breach of certain default conditions, the guarantee is reduced to 50% of the outstanding BDC Loan balance once the principal amount outstanding is less than CAD $40.0 million (approximately USD $29.1 million as of May 31, 2025), subject to the satisfaction of certain conditions. The Company will also provide customary cost overrun and completion guarantees in respect of the construction of the Burlington Property. The obligations of Tempel Canada under the BDC Letter are secured by a mortgage on the Burlington Property, an assignment of rents relating to the Burlington Property, and a lien on certain equipment and other personal property located on or used in connection with the Burlington Property.

The BDC Loan contains representations, covenants and events of default customary for transactions of this nature, including that Tempel Canada will maintain a Total Debt to Tangible Equity Ratio of 1.0 to 1.0 and a Fixed Charge Coverage Ratio of 1.15 to 1.0, each tested annually.

As of May 31, 2025, there were no amounts outstanding under the BDC Loan.

Term Loan Facility with the Former Parent

On June 8, 2021, TWB entered into a $50.0 million term loan agreement (the “TWB Term Loan”) with a subsidiary of the Former Parent that matured in annual installments through May 31, 2024. The proceeds were used by TWB to finance the Shiloh U.S BlankLight purchase price in June 2021. This note accrued interest at a rate of 5.0% per annum. The borrowings were the legal obligation of TWB. As such, the debt and related interest have been attributed to the Company in the consolidated and combined financial statements prior to the Separation.

The Former Parent’s note receivable associated with the TWB Term Loan was contributed to the Company in connection with the Separation on December 1, 2023. As a result, the TWB Term Loan balance was eliminated in consolidation following the Separation, which resulted in a zero balance as of May 31, 2024 in the consolidated balance sheet.

Other Debt

Other – Tempel China

Tempel owns a subsidiary in China (“Tempel China”), and Tempel China utilizes multiple short-term loan facilities, which are used to finance raw material purchases, and are collateralized by Tempel China property and equipment. There were no borrowings outstanding under the facilities at May 31, 2025 and May 31, 2024.

As of May 31, 2025, Tempel China has two active facilities, which have an aggregate facility size of CNY 90.0 million (approximately USD $12.5 million and $12.4 million as of May 31, 2025 and May 31, 2024, respectively), and were originally scheduled to mature on December 31, 2024. The maturity of the credit facilities was subsequently extended with the first facility scheduled to mature on September 10, 2025 and the second facility scheduled to mature on December 31, 2025. Additionally, Tempel China previously had one facility with capacity of CNY 10.0 million (approximately USD $1.4 million) that matured on March 13, 2024. This facility was not subsequently renewed.

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

The aggregate size of the Tempel India credit facilities is INR 1,200.0 million (approximately USD $14.0 million and USD $14.4 million as of May 31, 2025 and May 31, 2024, respectively), subject to adjustment pursuant to the security noted above. Both the credit facilities allow for borrowing on the lines of credit up to a sublimit of the total facility size, which was equal to an aggregate of INR 600.0 million (approximately USD $7.0 million and USD $7.2 million, as of May 31, 2025 and May 31, 2024, respectively). Interest is payable monthly and will accrue on the outstanding balance according to the lenders base lending rate plus an applicable margin as determined by the lender. As of May 31, 2025 and May 31, 2024, there were no borrowings outstanding under Temple India line of credit facilities.

Letters of credit may be drawn against the aggregate limit of these credit facilities, excluding any amounts drawn by the lines of credit. As of May 31, 2025 and May 31, 2024, no amounts under the Tempel India credit facilities were due to the financial institutions. The purchases, made in the normal course of business that are supported by the letters of credit, are recorded in accounts payable in the consolidated balance sheets as of May 31, 2025 and May 31, 2024.

Accounts Receivable Securitization

On June 29, 2023, the Company terminated the revolving trade accounts receivable securitization facility (the “AR Facility”) because it was no longer needed. No early termination or other similar fees or penalties were paid in connection with the termination of the AR Facility.

Note 9 – Comprehensive Income (Loss)

Other Comprehensive Income (Loss): The following table summarizes the tax effects of each component of other comprehensive income (loss) for the prior three fiscal years:

	2025			2024			2023
(In millions)	Before- Tax	Tax	Net-of- Tax	Before- Tax	Tax	Net-of- Tax	Before- Tax	Tax	Net-of- Tax
Foreign currency translation	$1.2	$-	$1.2	$(1.3)	$-	$(1.3)	$(6.8)	$-	$(6.8)
Pension liability adjustment	(1.4)	0.3	(1.1)	3.1	(0.7)	2.4	(0.8)	0.1	(0.7)
Cash flow hedges	2.6	(0.6)	2.0	(6.7)	1.6	(5.1)	4.5	(1.0)	3.5
Other comprehensive income (loss)	$2.4	$(0.3)	$2.1	$(4.9)	$0.9	$(4.0)	$(3.1)	$(0.9)	$(4.0)

Accumulated Other Comprehensive Income (Loss): The components of the changes in AOCI at the end of the prior three fiscal years were as follows:

				Accumulated
	Foreign	Pension	Cash	Other
	Currency	Liability	Flow	Comprehensive
(In millions)	Translation	Adjustment	Hedges	Loss
Balance at May 31, 2023	$(10.6)	$6.0	$2.5	$(2.1)
Other comprehensive income (loss) before reclassifications	(1.3)	3.5	1.6	3.8
Reclassification adjustments to income (1)	-	(0.4)	(8.3)	(8.7)
Income tax effect	-	(0.7)	1.6	0.9
Balance at May 31, 2024	$(11.9)	$8.4	$(2.6)	$(6.1)
Other comprehensive income (loss) before reclassifications	1.2	1.8	(4.8)	(1.8)
Reclassification adjustments to income (1)	-	(3.2)	7.4	4.2
Income tax effect	-	0.3	(0.6)	(0.3)
Balance at May 31, 2025	$(10.7)	$7.3	$(0.6)	$(4.0)

(1)
The statement of earnings classification of amounts reclassified to net income include:
a.
Cash flow hedges – disclosed in “Note 16 – Derivative Financial Instruments and Hedging Activities”; and
b.
Pension liability adjustment – reflects the following pension liability adjustments as disclosed in “Note 12 – Employee Retirement Plans”
i.
Amortization of net (gain) loss of the Pension Benefits and Other Benefits.
ii.
The acceleration of deferred pension costs in AOCI related to the pension plan lift-out transaction to transfer a portion of the total projected benefit obligation of the Tempel pension plan to a third-party insurance company.

Note 10 – Equity

Common Shares: Worthington Steel, was formed as an Ohio corporation on February 28, 2023, with 100 common shares authorized of which 100 common shares were issued and outstanding. As a result of the Separation, on November 22, 2023, Worthington Steel filed a certificate of amendment to the Articles of Incorporation of the Worthington Steel, Inc. (the “Amendment”) with the Secretary of State of the State of Ohio. The Amendment (i) effected a stock split of the 100 then-outstanding common shares of the Worthington Steel to provide a sufficient capitalization of the Worthington Steel to enable the Former Parent to complete the pro rata distribution of 100% of Worthington Steel’s outstanding common shares to Former Parent’s shareholders, with each Former Parent shareholder as of the previously announced record date of November 21, 2023 (the “Record Date”) receiving one common share of the Worthington Steel for every one common share of Worthington Industries held as of the Record Date, and (ii) eliminated Worthington Steel’s stated capital. On November 30, 2023, Worthington Steel distributed 49.3 million outstanding common shares to the Former Parent. The Former Parent retained no ownership interest in Worthington Steel following the Separation.

The Worthington Steel Amended Articles of Incorporation authorize one class of common shares and their relative voting rights.

During fiscal 2025, fiscal 2024, and fiscal 2023, the Company did not repurchase any common shares.

Preferred Shares: The Worthington Steel Amended Articles of Incorporation authorize one class of preferred shares and their relative voting rights. The Board is empowered to determine the issue prices, dividend rates, amounts payable upon liquidation and other terms of the preferred shares when issued. At May 31, 2025 and May 31, 2024, 1,000,000 preferred shares are authorized, and no preferred shares are issued or outstanding.

Theoretical Common Shares: The non-qualified deferred compensation plans for employees require that any portion of a participant’s current account credited to the theoretical common share option, which reflects the fair value of the common shares with dividends reinvested, and any new contributions credited to the theoretical common share option remain credited to the theoretical common share option until distributed. For amounts credited to the theoretical common share option, payouts are required to be made in the form of whole common shares and cash in lieu of fractional common shares. As a result, the Company accounts for the deferred compensation obligation credited to the theoretical common share option within equity. The amounts recorded in equity totaled $0.1 million at May

31, 2025. The amounts recorded in equity totaled less than $0.1 million at May 31, 2024. There was no amount recorded in equity at May 31, 2023, as the eligible Worthington Steel employees participated in the Former Parent’s plan prior to the Separation.

Note 11 – Stock-Based Compensation

Prior to the Separation, certain Company employee and non-employee directors participated in the stock-based compensation plans of the Former Parent (“Former Parent’s Plans”). In connection with the Separation, the Company’s Board of Directors approved the Worthington Steel, Inc. 2023 Long Term Incentive Plan and Worthington Steel, Inc. 2023 Equity Incentive Plan for Non-Employee Directors (the “Plans”). Under the Plans, the Company may grant incentive or non-qualified stock options, restricted common shares and performance shares to employees and non-qualified stock options and restricted common shares to non-employee directors.

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

The Company classifies share-based compensation expense within either SG&A and cost of goods sold to correspond with the same financial statement caption as the majority of the cash compensation paid to employees who have been awarded common shares. A total of 8.0 million common shares were authorized and available for issuance in connection with the Plans in place at May 31, 2025.

The Company recognized pre-tax stock-based compensation expense of $11.0 million ($8.7 million after-tax), $10.3 million ($8.0 million after-tax) and $10.4 million ($7.8 million after-tax) under the Plans and Former Parent’s Plans during fiscal 2025, fiscal 2024 and fiscal 2023, respectively. At May 31, 2025, the total unrecognized compensation cost related to non-vested stock-based compensation awards was $20.8 million, which will be expensed over the next five fiscal years.

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

The Stock-based compensation expense recognized for the stock option awards (pre-tax) during fiscal 2025, fiscal 2024 and fiscal 2023 was $0.6 million, $0.4 million, and $0.2 million, respectively.

As of May 31, 2025, there was $1.0 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 1.5 years. As of May 31, 2025, there were 0.3 million outstanding unvested stock options, with a total intrinsic value of $1.4 million. As of May 31, 2025, there were 0.1 million outstanding exercisable stock options. As of May 31, 2024, there were 0.2 million outstanding unvested stock options, with a total intrinsic value of $2.9 million.

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

The table below sets forth the service-based restricted common shares activity under the Plans for fiscal 2025 and from the Separation date to the year ended May 31, 2024. The calculated pre-tax stock-based compensation expense for these restricted common shares will be recognized on a straight-line basis over their respective three-year service periods.

	2025		2024
(In thousands, except per common share amounts)	Restricted Common Shares	Weighted Average Grant Date Fair Value	Restricted Common Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	1,069	$19.03	-
Awards converted from the Former Parent Plan	-	$-	957	$22.20
Granted	406	34.95	170	29.18
Vested	(264)	19.13	(19)	19.98
Forfeited	(27)	25.96	(39)	19.06
Outstanding, end of year	1,184	$24.30	1,069	$19.03

Weighted average remaining contractual life of outstanding restricted common shares (in years)	1.15		1.37

Aggregate intrinsic value of outstanding restricted common shares	$29,490		$35,286

Aggregate intrinsic value of restricted common shares vested during the year	$8,705		$573

Pre-tax stock-based compensation for granted awards	$14,180		$4,955

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

Performance Shares

Performance shares may be awarded to certain key employees and are contingent (i.e., vest) based upon the level of achievement with respect to corporate targets for cumulative corporate economic value added, and earnings per share growth for the three-fiscal-year periods ended or ending May 31, 2025, 2026 and 2027. These performance share awards will be paid, to the extent earned, in common shares in the fiscal quarter following the end of the applicable three-fiscal-year performance period. The fair value of performance share awards is determined by the closing market price of the underlying common shares at the respective grant dates of the awards and the pre-tax stock-based compensation expense is based on the periodic assessment of the probability of the targets being achieved and the estimate of the number of common shares that will ultimately vest and be issued.

The table below summarizes the Company’s performance share award activity under the Plans for fiscal 2025 and from the Separation date to the year ended May 31, 2024:

	2025		2024
(In thousands, except per common share amounts)	Performance Shares	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	130	$20.72	-
Awards converted from the Former Parent Plan	-	$-	133	$22.20
Granted	100	29.50	30	30.55
Vested	(54)	17.96	(21)	17.36
Forfeited	-	-	(12)	17.97
Outstanding, end of year	176	$26.58	130	$20.72

Weighted average remaining contractual life of outstanding performance shares (in years)	1.25		1.30

Aggregate intrinsic value of outstanding performance shares	$4,391		$4,291

Aggregate intrinsic value of performance shares vested during the year	$1,730		$696

Pre-tax stock-based compensation for granted awards	$2,967		$923

Note 12 – Employee Retirement Plans

Defined Contribution Retirement Plan

The Company provides retirement benefits to eligible employees primarily through the Worthington Steel, Inc. 401(k) Retirement Savings Plan (the “401(k) Plan”), a defined contribution retirement plan. Prior to the Separation, eligible employees of Worthington Steel had historically received benefits through the Former Parent’s defined contribution retirement plans. As a result of the Separation, the 401(k) Plan was established, and new accounts within the 401(k) Plan were created for each of the qualifying plan participants of the Former Parent’s defined contribution retirement plan. As of the Separation date, all future qualifying plan participants’ contributions were attributed to the 401(k) Plan.

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

The following table summarizes the defined contribution plan expense for the prior three fiscal years:

(In millions)	2025	2024	2023
Defined contribution plan expense	$12.4	$12.3	$9.8

Defined Benefit Pension Plans

Defined benefit pension and OPEB plan obligations are remeasured at least annually as of May 31 based on the present value of projected future benefit payments for all participants for services rendered to date. The measurement of projected future benefits is dependent on the provisions of each specific plan, demographics of the group covered by the plan, and other key measurement assumptions.

Net periodic benefit costs, including service cost, interest cost, and expected return on assets, are determined using assumptions regarding the benefit obligation and the fair value of plan assets as of the beginning of each fiscal year. The funded status of the benefit plans, which represents the difference between the benefit obligation and the fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each fiscal year. Net periodic benefit cost is included in other income (expense) in the Company’s consolidated and combined statements of earnings, except for the service cost component, which is recorded in SG&A.

Through prior acquisitions, the Company sponsors various defined benefits pension and similar plan. Tempel’s obligations include a defined benefit domestic funded pension plan, an unfunded supplemental executive retirement (SERP) plan, and a domestic unfunded postretirement plan. Effective December 31, 2010, Tempel froze its defined benefit domestic funded pension plan. No further benefits will be earned by the participants of this plan after December 31, 2010.

In fiscal 2025, primarily in the second quarter, the Company, through Tempel, recorded a non-cash pension settlement gain of $2.7 million reflected in miscellaneous income (expense), net, as a result of transferring $18.7 million, or approximately 26%, of the total projected benefit obligation and related plan assets of the Tempel Employees Pension Plan as of the purchase date, to an insurance company. The purchase of the annuity contract as well as the lump sums paid prior to the pension risk transfer required remeasurement of the plan prior to the calculation of the settlement charge. Additional lump sums paid out after the pension risk transfer but prior to the end of the fiscal year, resulted in a second settlement gain. The net impact of the pension risk transfer and lump sum settlements, and the second quarter fiscal 2025 remeasurement was a decrease of approximately $2.0 million in the non-current liability for pensions (and corresponding decrease in accumulated other comprehensive loss, before income taxes), and is included within the actuarial (gain)/loss with the reconciliation of the changes in the projected benefit obligation and plan assets disclosure below. With the reconciliation of the changes in the projected benefit obligation and plan assets, the cash paid for the purchase of the annuity contracts as well as the lump sum payments that resulted in settlements is recorded within settlements. As a result of this transaction: 1) the Company was relieved of all responsibility for these pension obligations, subject to customary administrative adjustments, and 2) the insurance company is now required to pay and administer the retirement benefits owed to 472 beneficiaries. Assumptions used for this remeasurement included discount rates determined using September 2024 market conditions and calculated using the same methodology as discussed above. Due to the settlement, the Company determined a discount rate of 5.55% was used from June 1, 2024 up until September 2024. A discount rate of 4.79% was used from September 2024 up until May 31, 2025. A discount rate of 5.40% was used as of May 31, 2025. All other assumptions were consistent with the fiscal 2025 disclosures.

As a result of the Company’s acquisition of Voestalpine Nagold on November 16, 2023, it assumed approximately $0.9 million of net pension benefit obligations under a pre-existing pension obligation of the former company that resulted from a previous contractual arrangement with a prior owner before the Company’s acquisition. No further pension benefit will be earned by the participant of this plan, and the participant will begin to receive benefits upon reaching age 65. See “Note 15 – Acquisitions” for additional information related to the acquisition of Voestalpine Nagold.

Net Periodic Pension Costs (Income)

The following table summarizes the components of net periodic pension income for the Company’s defined benefit pension plans for the prior three fiscal years:

(In millions)	2025	2024	2023
Defined benefit plans:
Interest cost	$2.9	$3.6	$3.4
Expected return on plan assets	(3.0)	(4.0)	(3.9)
Net amortization and deferral costs	(0.3)	(0.3)	(0.1)
Settlement gain	(2.7)	-	-
Net periodic benefit income	$(3.1)	$(0.7)	$(0.6)

During fiscal 2025, fiscal 2024, and fiscal 2023, the Company also incurred less than $0.1 million, $0.1 million, and $0.1 million, respectively, in net periodic benefit cost related to the Tempel Steel Company Postretirement Benefit Plan.

Weighted Average Rates

The following weighted-average assumptions were used to determine the unfunded benefit obligation and net periodic benefit cost:

	2025	2024	2023
Benefit obligation:
Discount rate	5.36%	5.52%	4.80%
Net periodic pension cost:
Discount rate	5.48%	4.76%	4.32%
Expected long-term rate of return	6.50%	6.50%	6.50%

The discount rates used to measure plan liabilities as of the measurement date are determined individually for each plan using actuarial developed yield curves. The discount rates are determined by matching the projected cash flows used to determine the plan liabilities to a projected yield curve of high-quality corporate bonds available at the measurement date. The expected return on plan assets assumption is determined by reviewing the investment returns, as well as longer-term historical returns of an asset mix approximating the Company’s asset allocation targets, and periodically comparing these returns to the expectations of investment advisors and actuaries to determine whether long-term future returns are expected to differ significantly from the past.

Funded Status

The following tables provide a reconciliation of the changes in the projected benefit obligation and the fair value of plan assets and the funded status for the Company’s defined benefit plans:

	Pension Benefits		Other Benefits
(In millions)	2025	2024	2025	2024
Change in benefit obligation
Benefit obligation, beginning of year	$71.1	$76.9	$3.1	$3.4
Service cost	-	-	-	-
Interest cost	2.9	3.6	0.2	0.2
Plan amendments	-	-	-	-
Actuarial (gain)/loss	(1.3)	(5.0)	(0.1)	(0.2)
Benefits paid	(3.3)	(5.4)	(0.2)	(0.3)
Settlements	(20.0)	-	-	-
Benefit obligations acquired	-	1.0	-	-
Benefits obligation, end of year	$49.4	$71.1	$3.0	$3.1

Change in plan assets
Fair value, beginning of year	$53.5	$54.9	$-	$-
Actual return on plan assets	3.5	2.3	-	-
Company contributions	5.2	1.6	0.2	0.3
Benefits paid	(3.3)	(5.4)	(0.2)	(0.3)
Settlements	(20.0)	-	-	-
Plan assets acquired	-	0.1	-	-
Fair value, end of year	38.9	53.5	-	-
Funded status	$(10.5)	$(17.6)	$(3.0)	$(3.1)

Amounts recognized in the consolidated balance sheets consist of:
Accrued compensation, contributions to employee benefit plans and related taxes	$-	$-	$(0.3)	$(0.3)
Other liabilities	$(10.5)	$(17.6)	$(2.7)	$(2.8)
AOCI	(8.1)	(9.3)	(1.5)	(1.6)

Amounts recognized in AOCI consist of:
Net (gain)/loss	$(8.1)	$(9.3)	$(1.2)	$(1.2)
Net prior service credit	-	-	(0.3)	(0.4)
Total	$(8.1)	$(9.3)	$(1.5)	$(1.6)

The following table shows other changes in plan assets and benefit obligations recognized in OCI during the prior two fiscal years:

	Pension Benefits		Other Benefits
(In millions)	2025	2024	2025	2024
Net (gain)/loss	$(1.7)	$(3.4)	$(0.1)	$(0.2)
Amortization of net gain/(loss)	0.3	0.3	0.2	0.1
Settlement gain	2.7	-	-	-
Total recognized in other comprehensive loss/(income)	$1.3	$(3.1)	$0.1	$(0.1)
Total recognized in net periodic benefit cost (income) and OCI	$(1.9)	$(3.8)	$0.1	$-

Pension plan assets are required to be disclosed at fair value in the Company’s consolidated and combined financial statements. Fair value is defined in “Note 17 – Fair Value Measurements.” The pension plan assets’ fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Fair Value Hierarchy Categories

There are three measurement input levels for determining fair value: Level 1, Level 2, and Level 3. Valuations of Level 1 assets for all classes are based on quoted (unadjusted) closing market prices in active markets for identical assets and liabilities that the Company has the ability to access at the measurement date. Cash is valued at cost, which approximates fair value. There were no valuations of Level 2 or Level 3 assets at May 31, 2025 or May 31, 2024, as shown in the tables below. See “Note 17 – Fair Value Measurements.”

Fair Value of Plan Assets

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plans’ assets measured at fair value on a recurring basis at May 31, 2025:

		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
(In millions)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investment:
Cash and cash equivalents	$2.8	$2.8	$-	$-
Fixed-income funds	26.9	26.9	-	-
Equity funds	6.4	6.4	-	-
Commingled fund investments measured at net asset value (1):
Hedge funds	2.8	-	-	-
Total	$38.9	$36.1	$-	$-

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

Plan assets for the defined benefit plans consisted principally of the following as of the respective measurement dates:

	May 31,	May 31,
	2025	2024
Asset category:
Equity securities	17%	30%
Fixed-income funds	69%	46%
Hedge funds	7%	16%
Other	7%	8%
Total	100%	100%

Equity securities include no employer stock. The investment policy and strategy for the defined benefit plans is: (i) long-term in nature with liquidity requirements that are anticipated to be minimal due to the projected normal retirement date of the average employee and the current average age of participants; (ii) to earn nominal returns, net of investment fees, equal to or in excess of the defined benefit plans’ respective liability growth rate; and (iii) to include a diversified asset allocation of domestic and international equities and fixed income investments. The Company expects to contribute approximately $0.8 million to the defined benefit and OPEB plans during fiscal 2026. However, the Company reserves the right to make additional contributions.

Estimated Future Benefits Payments

The following estimated future benefits, which reflect expected future service, as appropriate, are expected to be paid under the defined benefit and other postretirement plans during future fiscal years as follows:

(In millions)	Pension Benefits	Other Benefits
2026	$4.6	$0.3
2027	$4.2	$0.3
2028	$4.1	$0.3
2029	$3.8	$0.3
2030	$3.9	$0.2
2031-2035	$18.4	$1.1

Note 13 – Income Taxes

Earnings before income taxes for the prior three fiscal years included the following components:

(In millions)	2025	2024	2023
U.S. based operations	$114.6	$166.3	$102.7
Non – U.S. based operations	33.5	49.9	26.0
Earnings before income taxes	148.1	216.2	128.7
Less: Net earnings attributable to noncontrolling interests (1)	8.6	15.4	12.6
Earnings before income taxes attributable to controlling interest	$139.5	$200.8	$116.1

(1)
Net earnings attributable to noncontrolling interests are not taxable to the Company.

Significant components of income tax expense (benefit) for the prior three fiscal years were as follows:

(In millions)	2025	2024	2023
Current
Federal	$24.6	$25.3	$26.9
State and local	3.3	6.3	4.2
Foreign	4.0	13.4	7.6
Subtotal	31.9	45.0	38.7
Deferred
Federal	0.4	4.7	(8.6)
State and local	0.2	(0.8)	(0.6)
Foreign	(3.7)	(2.8)	(0.5)
Subtotal	(3.1)	1.1	(9.7)
Total	$28.8	$46.1	$29.0

A reconciliation of the federal statutory corporate income tax rate to total tax provision for the prior three fiscal years follows:

	2025	2024	2023
Federal statutory corporate income tax rate	21.0%	21.0%	21.0%
Non-U.S. income taxes at other than federal statutory rate	(4.6)	0.6	1.7
State and local income taxes, net of federal tax benefit	1.9	2.2	2.2
Nondeductible executive compensation	1.8	0.6	1.7
Other	0.5	(1.4)	(1.6)
Effective tax rate attributable to controlling interest	20.6%	23.0%	25.0%

The above effective tax rate attributable to controlling interest excludes any impact from the inclusion of net earnings attributable to noncontrolling interests in the Company’s consolidated and combined statements of earnings. The effective tax rates upon inclusion of net earnings attributable to noncontrolling interests were 19.4%, 21.3% and 22.5% for fiscal 2025, fiscal 2024 and fiscal 2023, respectively. Net earnings attributable to noncontrolling interests are a result of the Company’s consolidated joint ventures. The net earnings attributable to the noncontrolling interests in the U.S. operations of the Company’s consolidated joint ventures do not generate tax expense to the Company since the investors are taxed directly based on the earnings attributable to the investors. The tax expense of TWB’s wholly-owned foreign subsidiaries is reported in the consolidated and combined income tax expense.

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

A tabular reconciliation of unrecognized tax benefits follows:

(In millions)	2025	2024	2023
Balance at beginning of the year	$0.2	$1.2	$1.2
Decreases - tax positions taken in prior years	-	(1.0)	-
Increases - current tax positions	-	-	-
Settlements	-	-	-
Lapse of statutes of limitations	(0.2)	-	-
Balance at the end of the year	$-	$0.2	$1.2

During the fiscal year ended May 31, 2025, $0.2 million reserve was released due to a lapse in the statute of limitations. The amount of unrecognized tax benefits for the years ended May 31, 2024 and 2023, that, if recognized would affect the effective tax rate, was not material. During the fiscal year ended May 31, 2025, 2024, and 2023, the Company recognized an immaterial amount of tax-related interest on unrecognized tax benefits. Management estimates the reasonably possible changes to unrecognized tax benefits during the next twelve months to be immaterial and is currently unaware of any issues under review that would result in significant additional payments, accruals, or other material deviations to this estimate.

The following is a summary of the tax years open to examination by major tax jurisdiction:

•
U.S. Federal – 2022 and forward
•
U.S. State and Local – 2020 and forward
•
Austria – 2024 and forward
•
Canada – 2021 and forward
•
China – 2022 and forward
•
Germany – 2023 and forward
•
India – 2021 and forward
•
Mexico – 2019 and forward

The components of the Company’s deferred tax assets and liabilities as of May 31 were as follows:

(In millions)	2025	2024
Deferred tax assets
Accounts receivable	$1.9	$1.8
Inventories	2.8	2.8
Accrued expenses	7.1	9.2
Net operating loss carry forwards	4.5	2.8
Stock-based compensation	2.5	1.9
Operating lease liability	4.2	4.4
Derivative contracts	-	0.2
Other	2.4	1.5
Deferred tax assets before valuation allowance	25.4	24.6
Less: Valuation allowance	-	-
Total deferred tax assets	25.4	24.6

Deferred tax liabilities
Property, plant and equipment	(28.2)	(28.7)
Investment in affiliated company, principally due to undistributed earnings	(8.7)	(10.5)
Operating lease - ROU assets	(3.8)	(4.2)
Prepaid expenses	(0.8)	-
Derivative contracts	(0.4)	-
Other	(0.7)	(0.6)
Total deferred tax liability	(42.6)	(44.0)
Net deferred tax asset (liability)	$(17.2)	$(19.4)

At May 31, 2025, the Company had tax benefits for non-U.S. net operating loss carryforwards of $4.4 million that begin expiring in fiscal 2033 and U.S. net operating loss carryforwards of $0.1 million that begin expiring in fiscal 2043.

Based on the Company’s history of profitability, the scheduled reversal of deferred tax liabilities, and taxable income projections, the Company has determined that it is more likely than not that the remaining deferred tax assets are otherwise realizable.

Note 14 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the prior three fiscal years:

(In millions, except per common share amounts)	2025	2024	2023
Numerator (basic & diluted):
Net earnings attributable to controlling interest –income available to common shareholders	$110.7	$154.7	$87.1
Denominator:
Denominator for basic earnings per common share attributable to controlling interest – weighted average common shares	49.5	49.3	49.3
Effect of dilutive securities:	1.0	0.5	-
Denominator for diluted earnings per common share attributable to controlling interest – adjusted weighted average common shares	50.5	49.8	49.3

Basic earnings per common share attributable to controlling interest	$2.24	$3.14	$1.77
Diluted earnings per common share attributable to controlling interest	$2.19	$3.11	$1.77

Anti-dilutive non-qualified stock options and restricted common share awards(1)	0.2	-	-

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

Earnings per common share was calculated based on the weighted-average number of common shares outstanding. Earnings per diluted common share included the weighted-average effect of dilutive restricted common shares and non-qualified stock options on the weighted-average shares outstanding. Prior to the third quarter of fiscal 2024, earnings per common share was based on the 49.3 million Worthington Steel common shares distributed to the Former Parent’s shareholders on December 1, 2023. The same number of common shares is being utilized for the calculation of basic and diluted earnings per common share for all periods presented prior to the Separation. After the Separation, actual outstanding common shares are used to calculate both basic and diluted weighted-average number of common shares outstanding.

Note 15 – Acquisitions

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

The results of operations of Voestalpine Nagold have been included in the consolidated and combined statements of earnings since the date of acquisition. Proforma results, including the acquired business since the beginning of fiscal 2024, would not be materially different from the reported results.

Note 16 – Derivative Financial Instruments and Hedging Activities

The Company utilizes derivative financial instruments to primarily manage exposure to certain risks related to the Company’s ongoing operations. The primary risks managed through the use of derivative financial instruments are commodity price risk and foreign currency exchange risk. While certain of the Company’s derivative financial instruments are designated as hedging instruments, the Company also enters into derivative financial instruments that are designed to hedge a risk, but are not designated as hedging instruments and, therefore, do not qualify for hedge accounting. These derivative financial instruments are adjusted to current fair value through earnings at the end of each period.

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

Refer to “Note 17 – Fair Value Measurements” for additional information regarding the accounting treatment for the Company’s derivative financial instruments, as well as how fair value is determined.

The following table summarizes the fair value of the derivative financial instruments and the respective lines in which they were recorded in the consolidated balance sheet at May 31, 2025 and May 31, 2024:

	Fair Value of Assets			Fair Value of Liabilities
	Balance			Balance
	Sheet	May 31,		Sheet	May 31,
(In millions)	Location	2025	2024	Location	2025	2024
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$0.2	$0.2	Accounts payable	$1.2	$1.9
Commodity contracts	Other assets	-	-	Other liabilities	-	-
Subtotal		0.2	0.2		1.2	1.9

Foreign currency exchange contracts	Receivables	0.3	-	Accounts payable	-	-
Foreign currency exchange contracts	Other assets	-	-	Other liabilities	-	-
Subtotal		0.3	-		-	-
Total		$0.5	$0.2		$1.2	$1.9

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$1.5	$3.4	Accounts payable	$2.5	$2.5
Commodity contracts	Other assets	-	-	Other liabilities	-	-
Subtotal		1.5	3.4		2.5	2.5

Foreign currency exchange contracts	Receivables	3.6	-	Accounts payable	-	-
Foreign currency exchange contracts	Other assets	-	-	Other liabilities	-	-
Subtotal		3.6	-		-	-
Total		$5.1	$3.4		$2.5	$2.5

Total derivative financial instruments		$5.6	$3.6		$3.7	$4.4

GAAP permits an entity to present derivative financial instruments assets and liabilities on a net basis on the balance sheet, provided a right of offset exists and/or when they are subject to a master netting arrangement. The Company’s policy is to record derivative financial instruments on a net basis where the Company has an executed master netting arrangement with counterparties as well as where the right of offset exists. The amounts in the table above reflect the fair value of the Company’s derivative financial instruments on a net basis, where allowable under master netting arrangements and/or where the right of offset exists. Had these amounts been recognized on a gross basis, the impact would have been a $0.6 million increase in receivables with a corresponding increase in accounts payable at May 31, 2025, and a $2.6 million increase in receivables with a corresponding increase in accounts payable at May 31, 2024.

Cash Flow Hedges

The Company enters into derivative financial instruments to hedge its exposure to changes in cash flows attributable to interest rate and commodity price fluctuations associated with certain forecasted transactions. These derivative financial instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on each of these derivative financial instruments is reported as a component of OCI and reclassified into earnings in the same line associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative financial instrument is recognized in earnings immediately.

The following table summarizes the Company’s cash flow hedges outstanding at May 31, 2025:

	Notional
(In millions)	Amount	Maturity Date
Commodity contracts	$(5.6)	June 2025 – September 2026
Foreign currency exchange contracts	$10.3	June 2025 – March 2026

The following table summarizes the Company’s cash flow hedges outstanding at May 31, 2024:

	Notional
(In millions)	Amount	Maturity Date
Commodity contracts	$24.5	June 2024 – September 2025

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into earnings for derivative financial instruments designated as cash flow hedges during fiscal 2025 and fiscal 2024:

		Location of Gain (Loss)	Gain (Loss) Reclassified
	Gain (Loss)	Reclassified from AOCI	from AOCI into
(In millions)	Recognized in OCI	into Net Earnings	Net Earnings
For the fiscal year ended May 31, 2025:
Commodity contracts	(5.0)	Cost of goods sold	(7.3)
Foreign currency exchange contracts	0.2	Cost of goods sold	(0.1)
Totals	$(4.8)		$(7.4)

For the fiscal year ended May 31, 2024:
Commodity contracts	1.6	Cost of goods sold	8.3
Totals	$1.6		$8.3

The estimated net amount of the losses recognized in AOCI at May 31, 2025, expected to be reclassified into net earnings within the succeeding twelve months is $0.7 million (net of tax of $0.2 million). This amount was computed using the fair value of the cash flow hedges at May 31, 2025, and will change before actual reclassification from OCI to net earnings during fiscal 2026.

Economic (Non-designated) Hedges

The Company enters into foreign currency exchange contracts to manage its foreign currency exchange rate exposure related to inter-company and financing transactions that do not meet the requirements for hedge accounting treatment. The Company also enters into certain commodity contracts that do not qualify for hedge accounting treatment. Accordingly, these derivative financial instruments are adjusted to current market value at the end of each period through earnings.

The following table summarizes the Company’s economic (non-designated) derivative financial instruments outstanding at May 31, 2025:

	Notional
(In millions)	Amount	Maturity Date
Commodity contracts	$16.4	June 2025 – September 2026
Foreign currency exchange contracts	$(3.6)	June 2025

The following table summarizes the Company’s economic (non-designated) derivative financial instruments outstanding at May 31, 2024:

	Notional
(In millions)	Amount	Maturity Date
Commodity contracts	$22.4	June 2024 – March 2025

The following table summarizes the loss recognized in earnings for economic (non-designated) derivative financial instruments during fiscal 2025 and fiscal 2024:

		Gain (Loss)
		Recognized in Earnings
		Fiscal Year Ended
	Location of Gain (Loss)	May 31,
(In millions)	Recognized in Earnings	2025	2024
Commodity contracts	Cost of goods sold	$(3.3)	$(0.4)
Foreign currency exchange contracts	Miscellaneous income (expense), net	4.0	-
Total		$0.7	$(0.4)

Note 17 – Fair Value Measurements

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

Recurring Fair Value Measurements

At May 31, 2025, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Derivative financial instruments (1)	$-	$5.6	$-	$5.6
Total assets	$-	$5.6	$-	$5.6

Liabilities
Derivative financial instruments (1)	$-	$3.7	$-	$3.7
Total liabilities	$-	$3.7	$-	$3.7

(1)
The fair value of the Company’s derivative financial instruments was based on the present value of the expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Market observable, Level 2 inputs are used to determine the present value of the expected future cash flows. Refer to “Note 16 – Derivative Financial Instruments and Hedging Activities” for additional information regarding the use of derivative financial instruments.

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

(1)
The fair value of the Company’s derivative financial instruments was based on the present value of the expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Market observable, Level 2 inputs are used to determine the present value of the expected future cash flows. Refer to “Note 16 – Derivative Financial Instruments and Hedging Activities” for additional information regarding the use of derivative financial instruments.

Non-Recurring Fair Value Measurements

At May 31, 2025, the Company’s assets measured at fair value on a non-recurring basis were as follows:

	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Totals
Assets
Long-lived assets held for sale (1)	$-	$-	$10.4	$10.4
Total assets	$-	$-	$10.4	$10.4

(1)
During the third quarter of fiscal 2025, the Company’s announced plans to combine WSCP’s Cleveland, Ohio toll processing manufacturing facility into its existing manufacturing facility in Twinsburg, Ohio. At that time, the Company determined there was no impairment related to finance lease assets along with certain other fixed assets encumbered to the land and building of the finance lease assets. Certain machinery and equipment fixed assets and other long-lived assets were written down to their estimated fair value of $1.3 million based on estimated replacement costs and/or prices for similar assets. During the fourth quarter of fiscal 2025, the Company transferred the remaining $10.4 million to asset held for sale, which represented the remaining net assets prior to the held for sale criteria being met. The assets held for sale are expected to be disposed of primarily by sales within the next twelve months.

At May 31, 2024, there were no assets measured at fair value on a non-recurring basis on the consolidated balance sheet, except as noted below.

The non-derivative financial instruments included in the carrying amounts of cash and cash equivalents, receivables, income taxes receivable, other assets, accounts payable, short-term borrowings, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities approximate fair value due to their short-term nature.

The remaining carrying value of the Credit Facility debt was $149.2 million and $148.0 million at May 31, 2025 and May 31, 2024, respectively. Due to its short-term nature, the carrying value approximates fair value. The remaining fair value of long-term debt, including current maturities, based upon models utilizing market observable (Level 2) inputs and credit risk, was $2.8 million at May 31, 2025. The carry amount of long-term debt, including current maturities, was $2.3 million at May 31, 2025. There were no long-term debt outstanding at May 31, 2024.

Note 18 – Leases

The Company leases office space, warehouses, vehicles, and equipment. Leases have remaining lease terms of 1 year to 16 years, some of which have renewal and termination options. Termination options are exercisable at the Company’s option. The lease terms used to recognize ROU assets and lease liabilities include periods covered by options to extend the lease where the Company is reasonably certain to exercise that option and periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option. Finance leases are immaterial to the consolidated and combined financial statements.

The Company determines if an arrangement meets the definition of a lease at inception. Operating lease ROU assets include any initial direct costs and prepayments less lease incentives. Lease terms include options to renew or terminate the lease when it is reasonably certain the Company will exercise such options. As most of the leases do not include an implicit rate, the Company uses its collateralized incremental borrowing rate based on the information available at the lease commencement date, in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of goods sold or SG&A depending on the underlying nature of the leased assets.

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

The components of lease expense for fiscal 2025 and fiscal 2024 were as follows:

(In millions)	2025	2024
Operating lease expense	$11.4	$10.1
Short-term lease expense	3.0	2.6
Variable lease expense	3.7	2.3
Total lease expense	$18.1	$15.0

Other information related to the Company’s leases, as of and for the fiscal years ended May 31, 2025 and May 31, 2024, is provided below:

	Operating Leases
(Dollars in millions)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$7.9	$6.7
Financing cash flows	$-	$-
ROU assets obtained in exchange for lease liabilities	$8.0	$4.4
Weighted-average remaining lease term (in years)	12.53	13.53
Weighted-average discount rate	3.58%	3.48%

Future minimum lease payments for non-cancelable operating leases having an initial or remaining term in excess of one year at May 31, 2025, were as follows:

(In millions)	Operating Leases
2026	$10.6
2027	9.1
2028	8.5
2029	7.4
2030	6.7
Thereafter	51.8
Total	94.1
Less: imputed interest	(17.7)
Present value of lease liabilities	$76.4

Note 19 – Related Party Transactions

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

Allocation of General Corporate Costs

The Company had historically operated as part of the Former Parent and not as a stand-alone company. Prior to the Separation, certain support functions were provided to the Company on a centralized basis from the Former Parent, including information technology, human resources, finance, and corporate operations, amongst others, profit sharing and bonuses, and respective surpluses and shortfalls of various planned insurance expenses. For purposes of these consolidated and combined financial statements, these corporate and other shared costs have been attributed to the Company on the basis of direct usage when identifiable, with the remainder allocated considering the characteristics of each respective cost (e.g., on the basis of headcount or profitability). Management believes the assumptions regarding the allocation of the Former Parent’s general corporate expenses are reasonable. Nevertheless, the consolidated and combined financial statements may not include all of the actual expenses that would have been incurred and may not reflect consolidated and combined results of operations, financial position and cash flows had it been a stand-alone public company during the periods presented. Substantially all of the allocated corporate costs are included in SG&A in the consolidated and combined statements of earnings. The Company’s allocated expenses from the Former Parent were $70.7 million for fiscal 2023.

Following the Separation, the Company independently incurs expenses as a stand-alone company and corporate expenses from the Former Parent are no longer allocated to the Company; therefore, no related amounts were reflected on the Company’s consolidated and combined financial statements following the Separation. The allocated expenses from the Former Parent were $38.5 million for fiscal 2024, all of which were incurred prior to the Separation, and there were no allocated expenses for fiscal 2025.

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

Net Sales to the Former Parent and Transactions with Affiliated Companies

Prior to the Separation, the Company’s net sales to the Former Parent were considered sales on a carve-out basis, and were included within net sales in the combined statements of earnings. Following the Separation, the Company’s net sales to the Former Parent are subject to the long-term Steel Supply and Services Agreement and are included within net sales in the consolidated statement of earnings. Net sales to the Former Parent for fiscal 2025, fiscal 2024 and fiscal 2023 totaled $65.4 million, $82.1 million, and $109.8 million, respectively.

The Company purchases from, and sells to, affiliated companies, which would include the unconsolidated joint ventures of the Former Parent prior to the Separation, certain raw materials and services at prevailing market prices. Net sales to affiliated companies, excluding transactions with the Former Parent, during fiscal 2025, fiscal 2024, and fiscal 2023 totaled $22.6 million, $14.7 million and $35.8 million, respectively. Purchases from affiliated companies totaled $3.2 million and $17.4 million in fiscal 2025 and fiscal 2024, respectively, and were not significant in fiscal 2023. Receivables from and Accounts Payables to affiliated companies were not significant at either May 31, 2025 or May 31, 2024.

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

The Former Parent’s note receivable associated with the TWB Term Loan was contributed to the Company in connection with the Separation on December 1, 2023. As a result, the TWB Term Loan balance was eliminated in consolidation following the Separation. The corresponding interest expense, which accrued at a rate of 5.0% per annum, was $0.5 million for fiscal 2024 and $1.4 million for fiscal 2023. The interest expense for fiscal 2024 reflects only amount prior to the contribution of the loan on December 1, 2023. Refer to “Note 8 – Debt” for additional information.

At May 31, 2025 and May 31, 2024, the outstanding Receivable balance with the Former Parent equaled $9.2 million and $9.7 million, respectively, as a result of the net sales to the Former Parent described above.

Net Investment by the Former Parent

Prior to the Separation, related party transactions between the Former Parent and the Company have been included within Net Investment by the Former Parent as these related party transactions were part of the centralized cash management program and were not settled in cash. Net Investment by the Former Parent in combined statements of equity represents the Former Parent’s historical investment in the Company, the net effect of transactions with and allocations from the Former Parent, and its retained earnings.

Net transfers from/(to) the Former Parent, excluding the $150.0 million distribution, are included within Net Investment by the Former Parent. The reconciliation of total net transfers to the Former Parent to the corresponding amount presented in the consolidated and combined statement of cash flows are as follows:

	Fiscal Year Ended May 31,
(In millions)	2025	2024	2023
Total net transfers to the Former Parent per consolidated and combined changes in equity	$-	$(32.7)	$(187.3)
Less: non-cash net asset contribution from the Former Parent	-	7.6	-
Less: depreciation expense allocated from the Former Parent	-	1.2	2.5
Less: stock-based compensation	-	6.1	10.0
Total net transfers to the Former Parent per consolidated and combined statement of cash flows	$-	$(47.6)	$(199.8)

Note 20 – Segment Information and Geographic Data

Segment Information

The Company’s CODM is Worthington Steel’s CEO. The Company has determined that it has only one operating segment and therefore one reportable segment after considering several sources of information, including the Company’s internal organizational structure, the basis on which budgets and forecasts are prepared, the financial information that the Company’s CODM reviews in evaluating company performance and determining how resources should be allocated, and how the Company releases information to the public and analysts. The CODM manages all business activities on a consolidated basis, and as a result, the Company has concluded that as of May 31, 2025, there is only one operating segment and therefore one reportable segment.

The Company’s one reportable segment provides its customers primarily by processing flat-rolled steel coils, which are sourced primarily from various North American steel mills, into the precise type, thickness, length, width, shape, and surface quality required by customer specifications. The Company generates a substantial percentage of its revenue from selling steel on a direct basis, whereby it is exposed to the risk and rewards of ownership of the material while in its possession. Additionally, the Company toll processes steel under a fee for service arrangement whereby it processes customer-owned material.

The accounting policies of the one reportable segment are the same as those described in the Summary of Significant Accounting Policies (refer to “Note 1 – Description of Business, The Separation, Agreements with the Former Parent and Separation Costs, and Basis of Presentation”). As the one reportable segment is managed on a consolidated basis, the measure of segment profit or loss is consolidated net income. The CODM uses consolidated net income to assess the performance of the Company’s one segment and decide how and where to allocate resources and reinvest profits into the business in areas such as capital expenditures, business and/or asset acquisitions, investments in market share expansion with our existing and potential new customers, talent, technology, the repurchase of the

Company’s common shares, and/or the payment of dividends. Net earnings, and components of net earnings, are used to monitor actual performance and are compared to budgeted and forecasted results to assess the performance of the Company’s one reportable segment, set targets, and establish management’s incentive compensation. The measure of consolidated segment assets is reported on the Balance Sheets as total assets.

The Company regularly provides the CODM a reporting package that is structured similar to the Statement of Earnings, and the CODM reviews consolidated net earnings (loss) as a key performance measure of profit (loss) for the Company’s single reportable segment and reviews significant expenses on a consolidated basis consistent with the presentation on the consolidated statements of earnings, with the exception of cost of goods sold, which is further disaggregated. The CODM’s review is focused on the consolidated results for the Company.

The following table presents the significant expenses that are regularly provided to the CODM for the one reportable segment and the required disclosable amounts that are included in consolidated and combined net earnings for the past three fiscal years.

	Fiscal Years Ended May 31,
(In millions)	2025	2024	2023
Net sales	$3,093.3	$3,430.6	$3,607.7
Cost of goods sold:
Material cost	2,082.0	2,366.9	2,666.3
Direct labor, manufacturing expenses, and other (1)	622.7	623.9	604.9
Total cost of goods sold	2,704.7	2,990.8	3,271.2
Gross margin	388.6	439.8	336.5
Selling, general and administrative expense	231.6	224.4	200.8
Impairment of assets	7.4	1.4	2.1
Restructuring and other (income) expense, net	2.6	-	(4.2)
Separation costs	-	19.5	17.5
Operating income	147.0	194.5	120.3
Other income (expense):
Miscellaneous income, net	3.8	5.3	3.7
Interest expense, net	(7.1)	(6.0)	(3.0)
Equity in net income of unconsolidated affiliate	4.4	22.4	7.7
Earnings before income taxes	148.1	216.2	128.7
Income tax expense	28.8	46.1	29.0
Net earnings	119.3	170.1	99.7
Net earnings attributable to noncontrolling interests	8.6	15.4	12.6
Net earnings attributable to controlling interest	$110.7	$154.7	$87.1

(1)
Includes expenses related to manufacturing profit sharing and bonus.

Geographic Data

The following table presents net sales by geographic region for the past three fiscal years:

(In millions)	2025	2024	2023
United States	$2,436.3	$2,752.0	$2,892.2
Canada	330.8	392.6	406.1
Mexico	207.7	181.3	213.7
Rest of world	118.5	104.7	95.7
Total	$3,093.3	$3,430.6	$3,607.7

The following table presents long-lived assets, excluding investment in affiliate and deferred tax assets, by geographic region as of the end of the past two fiscal years:

(In millions)	2025	2024
United States	$538.8	$544.1
Canada	83.9	46.6
Mexico	93.8	78.8
Rest of world	58.8	51.6
Total	$775.3	$721.1

Note 21 – Subsequent Events

On December 3, 2024, Tempel entered into a Sale and Purchase Agreement and an Investment and Shareholders Agreement, which were subsequently amended effective on February 28, 2025 (collectively, the “Purchase Agreements”), with Sitem and certain shareholders of Sitem. The Purchase Agreements provide, among other things, that Tempel will purchase from Sitem and certain shareholders of Sitem an approximately 52% ownership interest in Sitem (the “Sitem Group Transaction”). The Sitem Group is a manufacturer of high-precision electrical steel laminations and accessory products used primarily in automotive and industrial applications in Europe with locations in Italy, Switzerland, France, and Slovakia.

The Sitem Group Transaction closed on June 3, 2025, subsequent to the end of fiscal 2025. The purchase price to be paid by Tempel in the Sitem Group Transaction was approximately €53.1 million ($60.6 million) plus the contribution of Tempel’s electrical steel facility in Nagold, Germany, which purchase price is subject to adjustment at closing based on the consolidated net financial position of Sitem Group.

The initial accounting for our acquisition of the Sitem Group is not complete as of the date of this filing. Accordingly, the Company has not finalized the determination of the fair values of the assets acquired and liabilities assumed, and the related disclosures under ASC 805. The Company is in the process of gathering and evaluating the information necessary to finalize the accounting for this transaction. The Company expects to complete the purchase accounting during the first quarter of fiscal year 2026, within the measurement period in accordance with ASC 805, “Business Combinations.”

On June 25, 2025, the Board declared a quarterly cash dividend of $0.16 per common share payable on September 26, 2025, to the shareholders of record at the close of business on September 12, 2025.

WORTHINGTON STEEL, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Adjustments to Allowance	Balance at End of Period
Fiscal 2025:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$3.2	$1.8	$(1.2)	$3.8
Fiscal 2024:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$2.6	$1.1	$(0.5)	$3.2
Fiscal 2023:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$0.8	$1.6	$0.2	$2.6

See accompanying Report of Independent Registered Public Accounting Firm.

Item 9. – Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K (the fiscal year ended May 31, 2025), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our management, including our CEO and CFO, concluded that as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Annual Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Worthington Steel and its consolidated subsidiaries; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of Worthington Steel and its consolidated subsidiaries are being made only in accordance with authorizations of management and directors of Worthington Steel and our consolidated subsidiaries, as appropriate; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of Worthington Steel and its consolidated subsidiaries that could have a material effect on the financial statements.

Management, with the participation of Worthington Steel’s principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of May 31, 2025, the end of our fiscal year. Management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of the assessment included all of our consolidated operations.

Management’s assessment included an evaluation of elements such as the design and operating effectiveness of key controls over financial reporting, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Based on the assessment of our internal control over financial reporting, management has concluded that our internal control over financial reporting was effective as of May 31, 2025. The results of management’s assessment were reviewed with the Audit Committee of the Board.

Additionally, Worthington Steel’s independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of our internal control over financial reporting and issued the accompanying Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Worthington Steel, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Worthington Steel, Inc. and subsidiaries' (the Company) internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2025 and 2024, the related consolidated and combined statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated and combined financial statements), and our report dated July 29, 2025 expressed an unqualified opinion on those consolidated and combined financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Indianapolis, Indiana
July 29, 2025

Item 9B. – Other Information

During the quarter ended May 31, 2025, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K.

Item 9C. – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. – Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by this Item will be included in the 2025 Proxy Statement, which will be filed not later than 120 days after the end of fiscal 2025 in connection with the solicitation of proxies for the 2025 Annual Meeting, and is incorporated herein by reference.

The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Worthington Steel is incorporated herein by reference from the disclosure included under the caption “Supplemental Item – Executive Officers of Worthington Steel” in Part I of this Form 10-K.

In accordance with the requirements of Section 303A.10 of the NYSE Listed Company Manual, the Board has adopted a Code of Conduct covering our directors, officers and employees, including Worthington Steel’s President and CEO (the principal executive officer), Vice President and Chief Financial Officer (the principal financial officer) and Corporate Controller (the principal accounting officer). Worthington Steel will disclose the following events, if they occur, in a Current Report on Form 8-K to be filed with the SEC within the required four business days following their occurrence: (A) the date and nature of any amendment to a provision of the Code of Conduct that (i) applies to Worthington Steel’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the “code of ethics” definition enumerated in Item 406(b) of SEC Regulation S‑K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Conduct granted to Worthington Steel’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, that relates to one or more of the elements of the “code of ethics” definition set forth in Item 406(b) of SEC Regulation S-K. In addition, Worthington Steel will disclose any waivers from the provisions of the Code of Conduct granted to a director or an executive officer of Worthington Steel in a Current Report on Form 8-K to be filed with the SEC within the required four business days following their occurrence.

The Code of Conduct is posted on the “Governance” page of the “Investors” section (also referred to as the “Investor Relations” section) of our web site located at https://www.worthingtonsteel.com. The website addresses in the Form 10-K are intended to provide inactive, textual references only. The information on the websites referenced herein is not part of this Form 10-K.

Item 11. – Executive Compensation

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference; provided, however, that the pay versus performance disclosure included in the 2025 Proxy Statement in response to Item 402(v) of Regulation S-K shall not be incorporated herein by reference.

Item 12. – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 13. – Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 14. – Principal Accountant Fees and Services

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference. Our independent registered public accounting firm is KPMG LLP, Indianapolis, Indiana, PCAOB Auditor Firm ID: 185.

PART IV

Item 15. – Exhibits and Financial Statement Schedules

(a)
The following documents are filed as a part of this Form 10-K:
(1)
Consolidated and Combined Financial Statements:

The consolidated financial statements (and report thereon) listed below are filed as a part of this Form 10-K:

Report of Independent Registered Public Accounting Firm (KPMG LLP)

Consolidated Balance Sheets at May 31, 2025 and 2024

Consolidated and Combined Statements of Earnings for the fiscal years ended May 31, 2025, 2024 and 2023

Consolidated and Combined Statements of Comprehensive Income for the fiscal years ended May 31, 2025, 2024 and 2023

Consolidated and Combined Statements of Equity for the fiscal years ended May 31, 2025, 2024 and 2023

Consolidated and Combined Statements of Cash Flows for the fiscal years ended May 31, 2025, 2024 and 2023

Notes to Consolidated and Combined Financial Statements – fiscal years ended May 31, 2025, 2024 and 2023

(2)
Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because they are not required or the required information has been presented in the aforementioned consolidated and combined financial statements or notes thereto.

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

Item 16. – Form 10-K Summary

None.

INDEX TO EXHIBITS

		Incorporated by Reference (unless otherwise noted)

Exhibit Number	Description of Exhibit	Location	Exhibit	Filing Date
2.1	Separation and Distribution Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	8-K	2.1	12/5/2023

3.1	Amended Articles of Incorporation of Worthington Steel, Inc.	8-K	3.1	12/5/2023

3.2	Amended Regulations of Worthington Steel, Inc.	8-K	3.2	12/5/2023

4.1	Description of Capital Stock of Worthington Steel, Inc.	10-K	4.1	8/2/2024

10.1	Transition Services Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	8-K	10.1	12/5/2023

10.2	Tax Matters Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	8-K	10.2	12/5/2023

10.3	Employee Matters Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	8-K	10.3	12/5/2023

10.4	Trademark License Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	8-K	10.4	12/5/2023

10.5	WBS License Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	8-K	10.5	12/5/2023

10.6+	Steel Supply and Services Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	8-K	10.6	12/5/2023

10.7†	Form of Indemnification Agreement for Directors	8-K	10.7	12/5/2023

10.8	Revolving Credit and Security Agreement, dated November 30, 2023, by and among Worthington Steel, Inc., the other guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Agent	8-K	10.8	12/5/2023

10.9	First Amendment to Revolving Credit and Security Agreement, dated July 23, 2024, by and among Worthington Steel, Inc., the other guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Agent	10-K	10.9	8/2/2024

10.10†	Worthington Steel, Inc. 2023 Long-Term Incentive Plan	8-K	10.9	12/5/2023

10.11†	Form of Restricted Stock Award Agreement (Time and Performance) under the Worthington Steel, Inc. 2023 Long-Term Incentive Plan	10-12B/A	10.11	11/14/2023

10.12†	Form of Restricted Stock Award Agreement under the Worthington Steel, Inc. 2023 Long-Term Incentive Plan	10-12B/A	10.12	11/14/2023

10.13†	Form of Non-Qualified Stock Option Award Agreement under the Worthington Steel, Inc. 2023 Long-Term Incentive Plan	10-12B/A	10.10	11/14/2023

10.14†	Form of Special Performance Share Retention Award Agreement under the Worthington Steel, Inc. 2023 Long-Term Incentive Plan	8-K	10.1	3/26/2024

10.15†	Form of Letter for Annual Long-Term Incentive Awards Grant	10-K	10.15	8/2/2024

10.16†	Worthington Steel, Inc. 2023 Equity Incentive Plan for Non-Employee Directors	8-K	10.10	12/5/2023

		Incorporated by Reference (unless otherwise noted)

Exhibit Number	Description of Exhibit	Location	Exhibit	Filing Date
10.17†	Form of Non-Employee Director Restricted Stock Award Agreement under the Worthington Steel, Inc. 2023 Equity Incentive Plan for Non-Employee Directors	10-12B/A	10.14	11/14/2023

10.18†	Worthington Steel, Inc. Non-Qualified Deferred Compensation Plan	10-Q	10.11	1/16/2024

10.19†	Worthington Steel, Inc. Deferred Compensation Plan for Directors	10-Q	10.12	1/16/2024

10.20†	Worthington Steel, Inc. Retirement Plan	8-K	10.13	12/5/2023

10.21	Form of Indemnification Agreement for Officers	10-12B/A	10.17	11/14/2023

10.22†	Form of Worthington Steel, Inc. Annual Incentive Plan for Executives	10-12B/A	10.8	11/14/2023

10.23*	Letter of Offer with Business Development Bank of Canada

10.24*	Amended Letter of Offer with Business Development Bank of Canada

19.1	Worthington Steel, Inc. Insider Trading Policy	10-K	19.1	8/2/2024

21.1*	Subsidiaries of Worthington Steel, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm (KPMG LLP)

24.1*	Powers of Attorney of Directors and Certain Executive Officers of Worthington Steel, Inc.

31.1*	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)

31.2*	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)

32.1**	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Worthington Steel, Inc. Executive Officer Clawback Policy	10-K	97.1	8/2/2024

101.INS	Inline XBRL Instance Document—The instance document does not appear in the Interactive Date File because its XBRL tabs are imbedded within the Inline XBRL document.

101.SCH#	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents—Submitted electronically herewith

104	Cover Page Interactive Date File—The cover page from this Form 10-K, formatted in Inline XBRL is included within the Exhibit 101 attachments

* Filed herewith.

** Furnish herewith

† Indicates a management contract or compensatory plan or arrangement.

+ Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).

# Attached as Exhibit 101 to this Form 10-K are the following documents formatted in Inline XBRL (eXtensible Business Reporting Language):

(i)
Consolidated Balance Sheets at May 31, 2025 and 2024;

(ii)
Consolidated and Combined Statements of Earnings for the fiscal years ended May 31, 2025, 2024 and 2023;
(iii)
Consolidated and Combined Statements of Comprehensive Income for the fiscal years ended May 31, 2025, 2024 and 2023;
(iv)
Consolidated and Combined Statements of Equity for the fiscal years ended May 31, 2025, 2024 and 2023;
(v)
Consolidated and Combined Statements of Cash Flows for the fiscal years ended May 31, 2025, 2024 and 2023; and
(vi)
Notes to Consolidated and Combined Financial Statements – fiscal years ended May 31, 2025, 2024 and 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORTHINGTON STEEL, INC.

Date: July 29, 2025	By:	/s/ Geoffrey G. Gilmore
Geoffrey G. Gilmore
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	DATE	TITLE

/s/ Geoffrey G. Gilmore	July 29, 2025	President and Chief Executive Officer
Geoffrey G. Gilmore		Director
(Principal Executive Officer)

/s/ Timothy A. Adams	July 29, 2025	Vice President and Chief Financial Officer
Timothy A. Adams		(Principal Financial Officer)

/s/ Steven R. Witt	July 29, 2025	Corporate Controller
Steven R. Witt		(Principal Accounting Officer)

*	*	Executive Chairman and Director
John B. Blystone

*	*	Director
Jon J. Bowsher

*	*	Director
Charles M. Chiappone

*	*	Director
Mark C. Davis

*	*	Director
Scott Kelly

*	*	Director
John H. McConnell II

*	*	Director
Nancy G. Mistretta

*	*	Director
Carl A. Nelson, Jr.

*	*	Director
Sidney A. Ribeau

*	*	Director
Mary Schiavo

*	*	Director
George Stoe

* The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-identified directors of the registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this report within Exhibit 24.1.

*By:	/s/ Geoffrey G. Gilmore	Date: July 29, 2025
Geoffrey G. Gilmore
Attorney-In-Fact