Form 10-Q
period 2025-08-31
Worthington Steel, Inc.
filed 2025-10-10
CIK 1968487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2025

or

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

On October 7, 2025, the number of common shares, without par value, of the registrant issued and outstanding was 50,833,057.

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
•
the impact of judicial rulings and governmental regulations, both in the U.S. and abroad, including those adopted by the U.S. Securities and Exchange Commission (the “SEC”) and other governmental agencies;
•
the effect of healthcare laws in the U.S. and potential changes for such laws, which may increase the Company’s healthcare and other costs and negatively impact the Company’s operations and financial results;
•
the effect of tax laws in the U.S. and potential changes for such laws, which may increase the Company’s costs and negatively impact its operations and financial results;
•
cybersecurity risks;
•
the effects of privacy and information security laws and standards;
•
the cyclical nature of the steel industry;
•
the Company’s safety performance;
•
the effects of competition and price pressures from competitors; and
•
other risks described from time to time in Worthington Steel’s filings with the SEC, including those described in “Part I – Item 1A. – Risk Factors” of the annual report on Form 10-K of Worthington Steel for the fiscal year ended May 31, 2025 (the “2025 Form 10-K”).

The Company notes these risk factors for investors as contemplated by the PSLRA. Forward-looking statements should be construed in the light of such risks. It is impossible to predict or identify all potential risk factors. Consequently, readers should not consider the foregoing list to be a complete set of all potential risks and uncertainties. Readers are cautioned not to place undue reliance on any forward-looking statements. Any forward-looking statements in this Form 10-Q are based on current information as of the date of this Form 10-Q, and the Company assumes no obligation to correct or update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON STEEL, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	(Unaudited)
	August 31,	May 31,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$78.3	$38.0
Restricted cash	-	54.9
Receivables, less allowances of $0.4 and $3.8, respectively	490.3	438.7
Inventories:
Raw materials	215.1	179.4
Work in process	169.5	165.6
Finished products	93.9	77.0
Total inventories	478.5	422.0
Income taxes receivable	1.6	0.1
Assets held for sale	11.2	11.5
Prepaid expenses and other current assets	88.6	83.3
Total current assets	1,148.5	1,048.5
Investment in unconsolidated affiliate	133.0	126.6
Operating lease right-of-use assets	87.3	72.6
Finance lease right-of-use assets, net of accumulated amortization of $0.5 and $–, respectively	8.4	-
Goodwill	101.7	79.6
Other intangible assets, net of accumulated amortization of $52.4 and $50.3, respectively	90.0	67.9
Deferred income taxes	10.4	11.4
Other assets	8.0	7.0
Property, plant and equipment:
Land	44.2	38.6
Buildings and improvements	217.8	190.4
Machinery and equipment	1,015.6	942.6
Construction in progress	151.7	132.7
Total property, plant and equipment	1,429.3	1,304.3
Less: accumulated depreciation	773.3	756.1
Total property, plant and equipment, net	656.0	548.2
Total assets	$2,243.3	$1,961.8

See condensed notes to consolidated financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	(Unaudited)
	August 31,	May 31,
	2025	2025
Liabilities, mezzanine equity, and equity
Current liabilities:
Accounts payable	$385.7	$402.5
Short-term borrowings	160.0	149.2
Accrued compensation, contributions to employee benefit plans and related taxes	54.8	43.0
Dividends payable	9.1	9.3
Other accrued items	24.2	15.3
Current operating lease liabilities	10.6	7.7
Current finance lease liabilities	2.4	-
Income taxes payable	16.5	4.5
Current maturities of long-term debt	30.3	-
Total current liabilities	693.6	631.5
Other liabilities	48.8	32.8
Long-term debt	43.1	2.3
Noncurrent operating lease liabilities	80.9	68.7
Noncurrent finance lease liabilities	6.0	-
Deferred income taxes, net	40.0	28.6
Total liabilities	912.4	763.9

Mezzanine equity:
Redeemable noncontrolling interest (Redeemable NCI)	97.7	-
Total mezzanine equity	97.7	-

Shareholders’ equity – controlling interest:
Preferred shares, without par value; authorized – 1,000,000 shares; no shares issued or outstanding	-	-
Common shares, without par value; authorized – 150,000,000 shares; issued and outstanding – 49,635,244 shares and 49,548,895 shares, respectively	-	-
Additional Paid-in Capital (APIC)	915.3	913.9
Retained Earnings	192.5	164.2
Accumulated other comprehensive loss, net of taxes of $(2.0) and $(2.0), respectively	(2.9)	(4.0)
Total Shareholders’ equity – controlling interest	1,104.9	1,074.1
Noncontrolling interests (NCI)	128.3	123.8
Total equity	1,233.2	1,197.9
Total liabilities, mezzanine equity, and equity	$2,243.3	$1,961.8

See condensed notes to consolidated financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended
	August 31,	August 31,
	2025	2024
Net sales	$872.9	$834.0
Cost of goods sold	757.7	733.6
Gross margin	115.2	100.4
Selling, general and administrative expense	67.9	57.0
Restructuring and other (income), net	(1.0)	-
Operating income	48.3	43.4
Other income (expense):
Miscellaneous income (expense), net	0.2	(5.9)
Interest expense, net	(2.9)	(2.6)
Equity in net income of unconsolidated affiliate	6.4	1.3
Earnings before income taxes	52.0	36.2
Income tax expense	13.4	4.0
Net earnings	38.6	32.2
Net earnings attributable to noncontrolling interests	1.8	3.8
Net earnings attributable to Worthington Steel	$36.8	$28.4
Deemed dividend of redeemable noncontrolling interest	0.5	-
Net earnings attributable to Worthington Steel shareholders	$36.3	$28.4

Basic
Weighted average common shares outstanding	49.6	49.4
Earnings per share attributable to Worthington Steel shareholders	$0.73	$0.57

Diluted
Weighted average common shares outstanding	50.6	50.4
Earnings per share attributable to Worthington Steel shareholders	$0.72	$0.56

Common shares outstanding at end of period	49.6	49.4

Cash dividends declared per share	$0.16	$0.16

See condensed notes to consolidated financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended
	August 31,	August 31,
	2025	2024
Net earnings attributable to Worthington Steel	$36.8	$28.4
Net earnings attributable to noncontrolling interests	1.8	3.8
Net earnings	38.6	32.2
Other comprehensive income, net of tax
Foreign currency translation	1.1	2.1
Cash flow hedges	-	0.1
Other comprehensive income	1.1	2.2
Comprehensive income	39.7	34.4
Comprehensive income attributable to noncontrolling interests	1.8	3.8
Comprehensive income attributable to Worthington Steel	$37.9	$30.6

See condensed notes to consolidated financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	August 31,	August 31,
	2025	2024
Operating activities:
Net earnings	$38.6	$32.2
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	20.3	16.2
Benefit from deferred income taxes	(1.4)	(0.9)
Bad debt income	(0.1)	(0.2)
Equity in net income of unconsolidated affiliate, net of distributions	(6.4)	(1.3)
Net (gain) loss on sale of assets	(0.8)	0.1
Stock-based compensation	7.4	2.4
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	(15.9)	28.5
Inventories	(16.4)	13.2
Accounts payable	(46.7)	(25.5)
Accrued compensation and employee benefits	(0.2)	(13.2)
Other operating items, net	15.3	3.1
Net cash (used in) provided by operating activities	(6.3)	54.6

Investing activities:
Investment in property, plant and equipment	(29.4)	(21.5)
Acquisitions, net of cash acquired	(1.6)	-
Proceeds from sale of assets, net of selling costs	1.4	-
Net cash used in investing activities	(29.6)	(21.5)

Financing activities:
Proceeds from (repayment of) short-term borrowings	15.0	(15.0)
Proceeds from revolving credit facility borrowings - swing loans	437.4	146.6
Repayment of revolving credit facility borrowings - swing loans	(441.6)	(157.4)
Proceeds from long-term debt, net of issuance costs	22.6	-
Principal payments on long-term debt	(2.7)	-
Proceeds from issuance of common shares, net of tax withholdings	(1.6)	(1.6)
Payments to noncontrolling interests	-	(1.9)
Dividends paid	(8.1)	(8.0)
Net cash provided by (used in) financing activities	21.0	(37.3)

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	0.3	-
Decrease in cash, cash equivalents and restricted cash	(14.6)	(4.2)
Cash, cash equivalents, and restricted cash at beginning of period	92.9	40.2
Cash, cash equivalents, and restricted cash at end of period	$78.3	$36.0

See condensed notes to consolidated financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND MEZZANINE EQUITY

(In millions, except per common share amounts)

(Unaudited)

	Shareholders’ Equity
									Mezzanine
	Controlling Interest								Equity

	Common Shares			AOCI,	Retained				Redeemable
	Shares	Amount	APIC	Net of Tax	Earnings	Total	NCI	Total	NCI
Balance at May 31, 2025	49,548,895	$-	$913.9	$(4.0)	$164.2	$1,074.1	$123.8	$1,197.9	$-
Acquisition (Note 12)	-	-	-	-	-	-	-	-	99.2
Contribution of Tempel Nagold (Note 12)	-	-	(0.7)	-	-	(0.7)	-	(0.7)	0.7
Net earnings (loss)	-	-	-	-	36.8	36.8	4.5	41.3	(2.7)
Other comprehensive income	-	-	-	1.1	-	1.1	-	1.1	-
Common shares issued, net of withholding tax	86,349	-	(1.6)	-	-	(1.6)	-	(1.6)	-
Theoretical common shares in non-qualified deferred compensation plans	-	-	0.1	-	-	0.1	-	0.1	-
Stock-based compensation	-	-	3.6	-	-	3.6	-	3.6	-
Redemption value adjustments on redeemable NCI	-	-	-	-	(0.5)	(0.5)	-	(0.5)	0.5
Cash dividends declared ($0.16) per common share	-	-	-	-	(8.0)	(8.0)	-	(8.0)	-
Balance at August 31, 2025	49,635,244	$-	$915.3	$(2.9)	$192.5	$1,104.9	$128.3	$1,233.2	$97.7

	Shareholders’ Equity
									Mezzanine
	Controlling Interest								Equity

	Common Shares			AOCI,	Retained				Redeemable
	Shares	Amount	APIC	Net of Tax	Earnings	Total	NCI	Total	NCI
Balance at May 31, 2024	49,331,514	$-	$905.3	$(6.1)	$86.1	$985.3	$132.2	$1,117.5	$-
Net earnings	-	-	-	-	28.4	28.4	3.8	32.2	-
Other comprehensive income	-	-	-	2.2	-	2.2	-	2.2	-
Common shares issued, net of withholding tax	93,217	-	(1.6)	-	-	(1.6)	-	(1.6)	-
Stock-based compensation	-	-	3.0	-	-	3.0	-	3.0	-
Dividends to noncontrolling interests	-	-	-	-	-	-	(1.9)	(1.9)	-
Cash dividends declared ($0.16) per common share	-	-	-	-	(8.2)	(8.2)	-	(8.2)	-
Balance at August 31, 2024	49,424,731	$-	$906.7	$(3.9)	$106.3	$1,009.1	$134.1	$1,143.2	$-

See condensed notes to consolidated financial statements.

WORTHINGTON STEEL, INC.

Condensed Notes to CONSOLIDATED Financial Statements

(Unaudited)

Note 1 – Description of Business and Basis of Presentation

Description of Business

The Company is one of North America’s premier value-added steel processors with the ability to provide a diversified range of products and services that span a variety of end markets. The Company maintains market-leading positions in the North American carbon flat-rolled steel and tailor welded blank industries and is one of the largest global producers of electrical steel laminations. For over 70 years, the Company has been delivering high quality steel processing capabilities across a variety of end-markets including automotive, heavy truck, agriculture, construction, and energy. The Company serves its customers primarily by processing flat-rolled steel coils, which are sourced primarily from various North American steel mills, into the precise type, thickness, length, width, shape, and surface quality required by customer specifications. The Company sells steel on a direct basis, whereby it is exposed to the risks and rewards of ownership of the material while in its possession. Additionally, the Company toll processes steel under a fee for service arrangement whereby it processes customer-owned material. The Company’s manufacturing facilities further benefit from the flexibility to scale between direct and tolling services based on demand dynamics throughout the year.

On December 1, 2023 at 12:01 a.m., Eastern Time, Worthington Enterprises, Inc., then known as Worthington Industries, Inc. (the “Former Parent”), completed the spin-off of its steel processing business, Worthington Steel, into a stand-alone publicly traded company. On November 30, 2023, in connection with the Separation, the Company entered into several agreements with the Former Parent that govern the relationship between the Former Parent and the Company following the Separation, including the Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, Steel Supply and Services Agreement, and Transition Services Agreement.

Basis of Presentation

The consolidated financial statements include the accounts of Worthington Steel and its consolidated subsidiaries. Material intercompany accounts and transactions are eliminated.

On June 3, 2025, the Company, through its wholly owned subsidiary Tempel Steel Company, LLC (“Tempel”), completed its acquisition of 52% of the issued and outstanding capital stock of S.I.T.E.M. S.p.A., a joint stock company incorporated under the laws of Italy (“Sitem” and, together with its subsidiaries, Stanzwerk AG, Decoup S.A.S. and Sitem Slovakia spol. s r.o., the “Sitem Group”). The results of Sitem Group are included in the Company’s consolidated financial statements on a one-month reporting lag to allow for the timely completion of its financial reporting process. For additional information, see “Note 12 – Acquisitions.”

The Company owns controlling interests in the following four operating joint ventures: Spartan Steel Coating, L.L.C. (“Spartan”) (52% interest); TWB Company, L.L.C. (“TWB”) (55% interest); Worthington Samuel Coil Processing, L.L.C. (“WSCP”) (63% interest); and the Sitem Group (52% interest). The Company also owns a controlling interest (51% interest) in Worthington Specialty Processing (“WSP”), which became a nonoperating joint venture on October 31, 2022, when its remaining net assets were sold. These joint ventures are consolidated with the equity owned by the other joint venture members shown as noncontrolling interests on the Company’s consolidated balance sheets, and their portions of net earnings and other comprehensive income (loss) (“OCI”) shown as net earnings or comprehensive income attributable to noncontrolling interests in the Company’s consolidated statements of earnings and comprehensive income, respectively.

The Company owns a noncontrolling interest (50% interest) in one unconsolidated joint venture: Serviacero Planos, S. de R.L. de C.V. (“Serviacero Worthington”). The Company’s investment in its unconsolidated affiliate is accounted for using the equity method with the Company’s proportionate share of income or loss recognized within equity in net income (loss) of unconsolidated affiliate (“equity income”) in its consolidated statements of earnings. See further discussion of the Company’s unconsolidated affiliate in “Note 3 – Investment in Unconsolidated Affiliate.”

Organizational Structure and Operating Segment

The Company’s operations are managed principally on a products and services basis under a single group organizational structure. The Company has determined that it has only one operating segment and therefore one reportable segment after considering several sources of information, including the Company’s internal organizational structure, the basis on which budgets and forecasts are prepared, the financial information that the Company’s chief operating decision maker (“CODM”) reviews in evaluating company performance and determining how resources should be allocated, and how the Company releases information to the public and analysts. The Company’s CODM is Worthington Steel’s chief executive officer (“CEO”).

New Accounting Policy - Redeemable Noncontrolling Interest

During the first quarter of fiscal 2026, the Company entered into an agreement with certain minority interest holders of the Sitem Group that provides them with redemption rights (i.e., put options) that could require the Company to purchase the minority interest holders’ remaining 48% noncontrolling interests in the Sitem Group upon the occurrence of specified events. These redemption rights represent a new type of transaction for the Company, and accordingly the following accounting policy is being disclosed for the first time. As these redemption rights are not solely within the control of the Company such interests are classified as redeemable noncontrolling interest outside of permanent equity, in mezzanine equity, on the Company’s consolidated balance sheet.

At initial recognition, redeemable noncontrolling interests are recorded at their issuance-date, or acquisition date, fair value. Subsequently, redeemable noncontrolling interests that are currently redeemable, or probable of becoming redeemable, are adjusted to the greater of (i) current redemption value or (ii) initial carrying amount. Adjustments to redemption value are recorded through retained earnings or, in the absence of retained earnings, through additional paid-in capital. Upward adjustments are considered a deemed dividend, and would result in a reduction to earnings available to common shareholders for the calculation of earnings per common share. For additional information, see “Note 9 – Mezzanine Equity.”

Prior-period financial statements were not recast, as these redemption rights were not applicable in prior periods.

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows as of the beginning and end of the periods presented:

	Three Months Ended
	August 31,	August 31,
(In millions)	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	38.0	40.2
Restricted cash	54.9	-
Total cash and cash equivalents and restricted cash, at beginning of period	$92.9	$40.2

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	78.3	36.0
Restricted cash	-	-
Total cash and cash equivalents and restricted cash, at end of period	$78.3	$36.0

Concentration of Net Sales

The Company sells its products and services to a diverse customer base and a broad range of end markets. The automotive industry is the largest end market for the Company, which is largely driven by the production schedules of Ford, General Motors and Stellantis North America (the “Detroit Three Automakers”).

While the Company’s business is not dependent on any one customer, net sales to certain customers were at least 10% of the Company’s consolidated net sales for the periods presented. A significant loss of, or decrease in, business from any of these customers could have a material adverse effect on the Company’s consolidated net sales and financial results if the Company was not able to obtain replacement business. Also, the Company’s sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of the Company’s largest customers.

The following table summarizes the concentration percentage of consolidated net sales for the periods presented:

	Three Months Ended
	August 31,	August 31,
(Percentage of Net Sales)	2025	2024
End Market – Automotive	56%	51%
Detroit Three Automakers	35%	32%
Largest Automotive Customers:
Customer A	13%	13%
Customer B	15%	13%

Preparation of Financial Statements Including the Use of Estimates

These interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments that are of a normal and recurring nature necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. Operating results for the first quarter of fiscal 2026 are not necessarily indicative of the results that may be expected for the entirety of fiscal 2026 or any other quarter. For further information, refer to the consolidated and combined financial statements and notes thereto included in the 2025 Form 10-K.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Reclassifications: Certain amounts disclosed within the Company’s consolidated statement of cash flow for the first quarter of fiscal 2026 earnings release have been reclassified to conform to the current presentation of the net (gain) loss on sale of assets and proceeds from sale of assets, net of selling costs. These reclassifications had no impact on total cash, cash equivalents, and restricted cash.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

There have been no new accounting standards adopted since the filing of the 2025 Form 10-K that have significance, or potential significance, to the interim condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

Disaggregation of Income Statement Expenses – In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards (“ASU”) Update 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This guidance requires the disaggregation of certain expense captions into specified categories in disclosures within the notes to the financial statements to provide enhanced transparency into the expense captions presented on the statement of earnings. It is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. Adoption may be applied either prospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact of this guidance on the Company’s related disclosures.

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

The following table summarizes net sales by product class for the periods presented:

	Three Months Ended
	August 31,	August 31,
(In millions)	2025	2024
Product class
Direct	$839.5	$789.9
Toll	33.4	44.1
Total	$872.9	$834.0

The following table summarizes the unbilled receivables and contract assets at the dates indicated:

		August 31,	May 31,
(In millions)	Balance Sheet Classification	2025	2025
Unbilled receivables	Receivables	$4.7	$4.0
Contract assets	Prepaid expenses and other current assets	$8.5	$7.0

The following table summarizes the changes in contract liabilities for the periods presented:

(In millions)
Balance at May 31, 2025	$5.2
Unearned revenue from cash received during the period	1.4
Revenue recognized related to contract liability balance	(1.1)
Balance at August 31, 2025	$5.5

Note 3 – Investment in Unconsolidated Affiliate

Investments in affiliated companies that the Company does not control, either through majority ownership or otherwise, are accounted for using the equity method. The Company owns a noncontrolling interest (50% interest) in one unconsolidated joint venture, Serviacero Worthington. Serviacero Worthington provides steel processing services, such as pickling, blanking, slitting, multi-blanking and cutting-to-length, to customers in a variety of industries including automotive, appliance and heavy equipment.

The Company did not receive any distributions from Serviacero Worthington during the three months ended August 31, 2025 or August 31, 2024.

The following tables summarize certain financial information of Serviacero Worthington as of the dates, and for the periods, presented:

	August 31,	May 31,
(In millions)	2025	2025
Cash and cash equivalents	$29.3	$16.0
Other current assets	225.3	219.4
Noncurrent assets	61.2	62.2
Total assets	$315.8	$297.6

Current liabilities	46.1	40.5
Other noncurrent liabilities	4.9	5.0
Equity	264.8	252.1
Total liabilities and equity	$315.8	$297.6

	Three Months Ended
	August 31,	August 31,
(In millions)	2025	2024
Net sales	$134.2	$148.5
Gross margin	18.6	15.6
Operating income	14.5	11.7
Depreciation and amortization	1.0	1.1
Interest expense	-	-
Income tax expense	2.0	6.8
Net earnings	12.8	2.6

The following table presents the net earnings of Serviacero Worthington attributable to the Company for the periods presented:

	Three Months Ended
	August 31,	August 31,
(In millions)	2025	2024
Equity in net income of unconsolidated affiliate	$6.4	$1.3

Note 4 – Restructuring and Other (Income), Net

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

A progression of the liabilities associated with the restructuring activities, combined with a reconciliation to the restructuring and other (income), net financial statement caption in the Company’s consolidated statement of earnings as of the dates presented, is summarized below:

(In millions)	Balance, as of	Expense			Balance, as of
	May 31, 2025	(Income)	Payments	Adjustments	August 31, 2025
Early retirement and severance	$2.1	$-	$(0.8)	$-	$1.3
Net gain on sale of assets		(1.0)
Restructuring and other (income), net		$(1.0)

During the three months ended August 31, 2025, the following actions were taken related to our restructuring activities:

•
The Company made early retirement and severance payments of $0.4 million associated with a TWB voluntary retirement program (“VRP”). Under the terms of the VRP, eligible TWB employees in the U.S. who chose to participate in the program were offered severance based on their years of service. The VRP was closed to employee acceptance during the fourth quarter of fiscal 2025. The Company does not expect to incur additional material severance expenses in fiscal 2026 or beyond due to these announced plans.
•
The Company made severance payments of $0.4 million associated with its announced plans to consolidate WSCP’s remaining Cleveland, Ohio toll processing manufacturing facility into WSCP’s existing manufacturing facility in Twinsburg, Ohio. The Company does not expect to incur additional material severance expenses in fiscal 2026 or beyond due to these announced plans. During the first quarter of fiscal 2026, the Company sold machinery and equipment with a net book value of $0.3 million that was reported within assets held for sale for net cash proceeds of $1.3 million, resulting in a pre-tax gain of $1.0 million.

The total liability as of August 31, 2025, is expected to extend past the 12 months from August 31, 2025, due to the severance period.

Note 5 – Contingent Liabilities and Commitments

Legal Proceedings

The Company is a defendant in certain legal proceedings that are incidental to its business. In the opinion of management, the outcome of these legal proceedings, which is not clearly determinable at the present time, individually and in the aggregate, would not have a material adverse effect on the Company, its consolidated financial position, future results of operations or cash flows. The Company has recorded a liability, as necessary, to provide for the anticipated costs, including legal defense costs, associated with the resolution of these legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ materially from the recorded estimates and, therefore, have a material effect on the Company, its consolidated financial position, future results of operations or cash flows for the periods in which they are resolved.

Note 6 – Guarantees

The Company does not have guarantees that it believes are reasonably likely to have a material current or future effect on its consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

At August 31, 2025, the Company had in place outstanding stand-by letters of credit in the aggregate amount of $2.4 million issued to third-party service providers. The fair value of the guarantee instruments, based on premiums paid, was not material and no amounts were drawn against it at August 31, 2025. These guarantee instruments are subject to annual renewal.

Note 7 – Debt

The following table summarizes the Company’s debt outstanding at the dates presented:

		Rate			August 31,	May 31,
(In millions)	Security	Type	Rate	Maturity	2025	2025
Long-term debt:
Canadian Expansion Loans:
FED DEV Loan	Unsecured	–	–	March 2032	$2.3	$2.3
BDC Loan	Secured	Variable	BDC Floating Base Rate minus 1.75%	June 2051	21.6	-
AMIC Loan	Unsecured	Fixed	0% until June 2028, 5.97% thereafter	May 2032	0.7	-

Sitem Group Term Loans:
Sitem Group Term Loan 1 (a)	Unsecured	Variable	Euribor 3m/360 + 1.50%	June 2029	3.7	-
Sitem Group Term Loan 2	Unsecured	Fixed	1.50%	March 2027	1.3	-
Sitem Group Term Loan 3	Secured	Fixed	1.94%	September 2030	4.4	-
Sitem Group Term Loan 4	Unsecured	Fixed	0.36%	February 2029	0.2	-
Sitem Group Term Loan 5 (b)	Unsecured	Variable	Euribor 3m/360 +1.60%	March 2029	3.5	-
Sitem Group Term Loan 6	Unsecured	Fixed	0.55%	December 2028	0.8	-
Sitem Group Term Loan 7 (b)	Unsecured	Variable	Euribor 1m/360 + 1.40%	March 2027	1.1	-
Sitem Group Term Loan 8	Secured	Variable	Euribor 1m/360 + 1.65%	May 2026	1.3	-
Sitem Group Term Loan 9 (c)	Secured	Variable	Euribor 3m/360 + 1.90%	March 2030	6.5	-
Sitem Group Term Loan 10	Secured	Variable	Euribor 3m/360 + 1.20%	September 2026	0.5	-
Sitem Group Term Loan 11	Unsecured	Variable	Euribor 3m/360 + 1.65%	March 2028	4.0	-
Sitem Group Term Loan 12	Unsecured	Fixed	0.65%	November 2025	0.4	-
Sitem Group Term Loan 13	Secured	Fixed	0.90%	October 2026	0.1	-
Standstill Agreement – Sitem Group	Secured	Variable	SARON (subject to 0% floor) + 5.0%	June 2026	21.0	-
Total					73.4	2.3
Less: current maturities of long-term debt	–	–	–	–	30.3	-
Long-term debt, net of current maturities					$43.1	$2.3

Short-term borrowing and current maturities:
Revolving credit facility	Secured	Variable	Various	November 2028	$160.0	$149.2
Current maturities of long-term debt	–	–	–	–	30.3	-
Total short-term borrowings and current maturities					190.3	149.2
Total Debt					$233.4	$151.5

(a)
Sitem Group shall maintain a ratio of bank debt plus financial lease obligations less cash and cash equivalents (“Net Financial Position” or “NFP”) to net earnings before interest, tax, depreciation and amortization (“EBITDA”) less than or equal to 3, and a ratio of NFP to Equity less than or equal to 1.

(b)
Sitem Group shall maintain a ratio of NFP to EBITDA less than or equal to 3, a ratio of NFP to Equity less than or equal to 1, a ratio of EBITDA to financial expenses less than or equal to 10, and a NFP less than or equal to €40.0 million (approximately USD $45.7 million as of August 31, 2025).
(c)
Sitem Group shall maintain a ratio of NFP to EBITDA less than or equal to 3.60, a ratio of NFP to Equity less than or equal to 1.20, a ratio of EBITDA to financial expenses less than or equal to 8, and a NFP less than or equal to €48.0 million (approximately USD $54.8 million as of August 31, 2025).

The following table provides the maturities of long-term debt in the next five years and the remaining years thereafter as of August 31, 2025:

(In millions)
Year 1	$30.3
Year 2	8.0
Year 3	6.9
Year 4	5.6
Year 5	3.4
Thereafter	19.2
Total	$73.4

As of August 31, 2025, there are $160.0 million of short-term borrowings under the Credit Facility due in fiscal 2026.

Short-Term borrowings

Revolving Credit Facility

On November 30, 2023, the Company entered into a senior secured revolving credit facility scheduled to mature on November 30, 2028, with a group of lenders (the “Credit Facility”). The Credit Facility provides capacity of up to $550.0 million, to the extent secured by eligible accounts receivable and inventory balances at period end, which consist primarily of U.S. dollar denominated account balances. At August 31, 2025 and May 31, 2025, there were $160.0 million and $149.2 million, respectively, of outstanding borrowings drawn against the Credit Facility. After accounting for the eligible borrowing base, at August 31, 2025 and May 31, 2025, availability under the Credit Facility was $279.6 million and $260.9 million, respectively. Individual amounts drawn under the Credit Facility accrue interest at rates equal to an applicable margin over the one-, three-, or six-month term Secured Overnight Financing Rate (“SOFR Rate”), plus a SOFR adjustment. The Company incurred approximately $2.7 million of issuance costs, of which $2.5 million will be amortized to interest expense over the expected five-year term of the Credit Facility and are reflected in other assets.

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

The swing loan permits the Company to draw on the Credit Facility at any time up to a maximum of the greater of (i) $55 million and (ii) 10% of the then-maximum amount of the Credit Facility. The swing loan interest rate is variable based upon the interest rate market. As of August 31, 2025 and May 31, 2025, the swing loan rate was equal to 8.00%. Any amounts drawn on the swing loan mature on the same date as the maturity of the Credit Facility; however, it has been the practice of the Company to repay the outstanding draws on the swing loan within a short-term period.

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

As of August 31, 2025 and May 31, 2025, the weighted average interest rate on the outstanding interest-bearing debt under the Credit Facility was 5.94% and 5.98%, respectively.

Long-Term Debt

Canadian Government Regional Economic Growth Loan

Tempel, a wholly owned subsidiary of Worthington Steel, owns a subsidiary in Canada (“Tempel Canada”). On December 17, 2024, Tempel Canada entered into an agreement with the Federal Economic Development Agency for Southern Ontario, Canada, through the Canadian Government’s Regional Economic Growth Innovation program, which provided a 0% interest loan of up to CAD $3.5 million (approximately USD $2.5 million as of August 31, 2025) (“FED DEV Loan”) to be used for the purchase and installation of advanced manufacturing equipment at Tempel Canada’s Burlington, Ontario location. The first distribution to Tempel Canada was received in the third quarter of fiscal 2025 in the amount of CAD $3.2 million (approximately USD $2.2 million at the time of distribution), or 90% of the total available through the program. The remaining 10% is expected to be received upon project completion. The FED DEV loan is scheduled to be paid off in 60 equal installments beginning April 1, 2027 with the final payment due March 1, 2032. There were no debt issuance costs associated with the loan.

As of August 31, 2025 and May 31, 2025, the amount outstanding under the FED DEV Loan was $2.3 million.

Business Development Bank of Canada Canadian Loan

On March 25, 2025, Tempel Canada entered into a letter of offer (“BDC Letter”) with Business Development Bank of Canada (“BDC”). Pursuant to the terms of the BDC Letter, BDC committed to lend Tempel Canada up to CAD $57.5 million (approximately USD $41.8 million as of August 31, 2025) (“BDC Loan”), subject to the satisfaction of customary closing conditions and deliverables. The purpose of the BDC Loan is to fund the construction of a new manufacturing facility to be located in Burlington, Ontario, Canada (“Burlington Property”).

The BDC Loan is structured as a construction draw loan. The draw period for the BDC Loan will lapse on March 21, 2026, unless extended by BDC. Monthly interest only payments will be due until July 1, 2026, at which point the BDC Loan will also be subject to monthly amortization payments until maturity. The BDC Loan will accrue interest (a) during the construction period, at a per annum rate equal to BDC’s Floating Base Rate minus 1.75%, and (b) at all times thereafter, at a per annum rate equal to BDC’s Floating Base Rate minus 1.75% or BDC’s Base Rate minus 1.75%, at Tempel Canada’s election. The BDC Loan matures on June 1, 2051.

Worthington Steel guarantees the payment obligations of Tempel Canada in respect of the BDC Loan. As amended during the first quarter of fiscal 2026, the guarantee is for the full amount of the BDC Loan amount on the date of any demand. Provided that there has never been a breach of certain default conditions, the guarantee is reduced to 50% of the outstanding BDC Loan balance once the principal amount outstanding is less than CAD $40.0 million (approximately USD $29.1 million as of August 31, 2025), subject to the satisfaction of certain conditions. The Company will also provide customary cost overrun and completion guarantees in respect of the construction of the Burlington Property. The obligations of Tempel Canada under the BDC Letter are secured by a mortgage on the Burlington Property, an assignment of rents relating to the Burlington Property, and a lien on certain equipment and other personal property located on or used in connection with the Burlington Property.

The BDC Loan contains representations, covenants and events of default customary for transactions of this nature, including that Tempel Canada will maintain a total debt to tangible equity ratio of 1.0 to 1.0 and a fixed charge coverage ratio of 1.15 to 1.0, each tested annually.

As of August 31, 2025, the amount outstanding under the BDC Loan was $21.6 million, while there were no amounts drawn and outstanding as of May 31, 2025.

Canadian Advanced Manufacturing and Innovation Competitiveness (“AMIC”) Loan

On May 12, 2025, Tempel Canada entered into an agreement with the Province of Ontario’s Minister of Economic Development, Job Creation and Trade, which provided a loan for up to CAD $5.0 million (approximately USD $3.6 million as of August 31, 2025) (“AMIC Loan”) to support building and equipment expansion at the Burlington Property. The first distribution to Tempel Canada was received in the first quarter of fiscal 2026 in the amount of CAD $1.0 million (approximately USD $0.7 million in quarter received), or 20% of the total available through the loan. The remaining 80% is expected to be received in steps as project spending progresses. The AMIC Loan is interest free until June 1, 2028, at which point it will bear interest at a fixed rate of 5.97% per annum with interest due annually. The AMIC Loan is scheduled to be paid off in four equal annual installments beginning June 30, 2029 with the final payment due June 30, 2032. The AMIC Loan is structured with an incentive component that states up to CAD $0.5 million (approximately USD $0.4 million as of August 31, 2025) of the principal may be forgiven if certain performance targets are met. There were no debt issuance costs associated with the AMIC Loan.

As of August 31, 2025, the amount outstanding under the AMIC Loan was $0.7 million.

Sitem Group

The Company assumed the liabilities of the Sitem Group as part of the acquisition and recorded the Sitem Group liabilities within the Company’s consolidated balance sheet. The Sitem Group’s obligations included various Euro-denominated term loans, which have varying maturities, varying interest rates, interest rate mechanisms, and have periodic payments due until maturity. The obligations, along with the relevant loan terms, are included in the summary table within this footnote. Sitem Group was in compliance with its financial covenants as of August 31, 2025.

Standstill Agreement – Sitem Group

Sitem Group, through its subsidiary Stanzwerk AG, entered into a standstill agreement (the “standstill agreement”) with UBS Switzerland AG, as agent and a syndicate of lenders in April 2025. The agreement relates to bilateral credit facilities originally provided to Stanzwerk AG in the aggregate principal amount of CHF 17.1 million (approximately USD $21.0 million as of August 31, 2025). Under the terms of the standstill agreement, the lenders agreed to maintain availability under the credit lines through June 30, 2026, and to forbear from exercising termination, enforcement, or acceleration rights with respect to scheduled repayments or collateral during the standstill period, subject to customary extraordinary termination rights upon events of default.

The standstill agreement provides for continued use of the facilities solely for loan advances and requires pro rata utilization of the credit lines across participating lenders. Borrowings bear interest at the applicable reference rate (which is based on the Swiss Average Rate Overnight and has a floor of zero) plus a 500 basis point margin, with an additional 0.25% quarterly commission on overdraft balances.

The standstill agreement contains financial covenants requiring Stanzwerk AG to maintain (i) a minimum equity ratio of 15%, tested quarterly beginning June 30, 2025, and (ii) minimum liquidity of CHF 4.0 million (approximately USD $4.9 million as of August 31, 2025), tested monthly beginning April 30, 2025. Stanzwerk AG was in compliance with these covenants as of August 31, 2025.

Other Debt

Other – Tempel China

Tempel owns a subsidiary in China (“Tempel China”), and Tempel China utilizes multiple short-term loan facilities, which are used to finance raw material purchases, and are collateralized by Tempel China property and equipment. There were no borrowings outstanding under the facilities at August 31, 2025 and May 31, 2025.

As of August 31, 2025, Tempel China had two active short term facilities, for an aggregate amount of CNY 90.0 million (approximately USD $12.6 million and USD $12.5 million, as of August 31, 2025 and May 31, 2025). The first facility is for CNY 40.0 million (approximately USD $5.6 million as of August 31, 2025) and matures on September 10, 2026. The second facility is for CNY 50.0 million (approximately USD $7.0 million as of August 31, 2025) and matures on December 31, 2025.

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

The aggregate size of the Tempel India credit facilities is INR 1,200.0 million (approximately USD $13.6 million and USD $14.0 million, as of August 31, 2025 and May 31, 2025, respectively), subject to adjustment pursuant to the security noted above. One credit facility is for INR 550.0 million (approximately USD $6.2 million as of August 31, 2025) and matures on December 18, 2025. The other credit facility is for INR 650.0 million (approximately USD $7.4 million as of August 31, 2025) and matures on November 14, 2025. Both the credit facilities allow for borrowing on the lines of credit up to a sublimit of the total facility size, which was equal to an aggregate of INR 600.0 million (approximately USD $6.8 million and USD $7.0 million, as of August 31, 2025 and May 31, 2025, respectively). Interest is payable monthly and will accrue on the outstanding balance according to the lender’s base lending rate plus an applicable margin as determined by the lender. As of August 31, 2025 and May 31, 2025, there were no borrowings outstanding under Tempel India line of credit facilities.

Letters of credit may be drawn against the aggregate limit of these credit facilities, excluding any amounts drawn by the lines of credit. As of August 31, 2025 and May 31, 2025, no amounts under the Tempel India credit facilities were due to the financial institutions. The purchases, made in the normal course of business that are supported by the letters of credit, are recorded in accounts payable in the consolidated balance sheets as of August 31, 2025 and May 31, 2025.

Other – Sitem Slovakia

Tempel owns a majority interest in a subsidiary in Slovakia (“Sitem Slovakia”), and Sitem Slovakia has an overdraft line of credit in the amount of €0.3 million (approximately USD $0.3 million), which is secured by Sitem Slovakia’s trade receivables. The overdraft line of credit matures in February 2026, and is reviewed annually for renewal. Outstanding borrowings carry an interest rate of 1-month Euribor plus 1.75%. There were no borrowings outstanding under the facilities as of August 31, 2025.

Note 8 – Other Comprehensive Income (Loss)

Other Comprehensive Income (Loss): The following table summarizes the tax effects on each component of other comprehensive income (loss) (“OCI”) for the periods presented:

	Three Months Ended
	August 31, 2025			August 31, 2024
(In millions)	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
Foreign currency translation	$1.1	$-	$1.1	$2.1	$-	$2.1
Pension liability adjustment	-	-	-	-	-	-
Cash flow hedges	-	-	-	0.1	-	0.1
Other comprehensive income (loss)	$1.1	$-	$1.1	$2.2	$-	$2.2

Accumulated Other Comprehensive Income (Loss): The following table summarizes the changes in accumulated other comprehensive income (loss) (“AOCI”) for the periods presented:

	Foreign	Pension
	Currency	Liability	Cash Flow
(In millions)	Translation	Adjustment	Hedges	AOCI
Balance at May 31, 2025	$(10.7)	$7.3	$(0.6)	$(4.0)
Other comprehensive income before reclassifications	1.1	-	0.4	1.5
Reclassification adjustments to net earnings (1)	-	-	(0.4)	(0.4)
Income tax effect	-	-	-	-
Balance at August 31, 2025	$(9.6)	$7.3	$(0.6)	$(2.9)

	Foreign	Pension
	Currency	Liability	Cash Flow
(In millions)	Translation	Adjustment	Hedges	AOCI
Balance at May 31, 2024	$(11.9)	$8.4	$(2.6)	$(6.1)
Other comprehensive income (loss) before reclassifications	2.1	-	(2.5)	(0.4)
Reclassification adjustments to net earnings (1)	-	-	2.6	2.6
Income tax effect	-	-	-	-
Balance at August 31, 2024	$(9.8)	$8.4	$(2.5)	$(3.9)

(1)
The consolidated statement of earnings classification of amounts reclassified to net income include:
a.
Cash flow hedges – See the disclosure in “Note 13 – Derivative Financial Instruments and Hedging Activities”.

Note 9 – Mezzanine Equity

Mezzanine Equity: The Sitem Group purchase agreement includes a series of put options and call options. The put options are held by the minority investors of the Sitem Group, which provide the right to sell up to 100% of their remaining interest (i.e., a 48% interest) in the Sitem Group to the Company. The call options are held by the Company and provide it the right to acquire from the minority investors of the Sitem Group up to 100% of their remaining interest (i.e., a 48% interest) in the Sitem Group. The call options require the achievement of certain EBITDA based milestones. There are two put options held by the minority investors and two call options held by the Company, with the first and second put option period occurring in fiscal 2030 and fiscal 2032, respectively, and the first and second call option period occurring in fiscal 2031 and 2033, respectively.

The put and call options are considered redeemable noncontrolling interests as: 1) the minority shareholders can put the Sitem Group shares to the Company; 2) the put is outside of the Company’s control; and 3) redemption is possible as it is based upon specified financial metrics. As a result, the redeemable noncontrolling interest is presented as mezzanine equity.

The put and call options cannot be separated from the noncontrolling interest. Due to the redemption features, the minority interest is classified as a redeemable noncontrolling interest within mezzanine equity on the Company’s consolidated balance sheets. For additional information, see “Note 12 – Acquisitions.”

Redeemable noncontrolling interests are initially recorded at the issuance date fair value, which is the acquisition date for the Sitem Group transaction. When redeemable noncontrolling interest is currently redeemable, or probable of becoming redeemable, it is subsequently adjusted to the greater of current redemption value or initial carrying value. The redemption value is updated at least annually in connection with a third-party valuation. Interim periods rely on a roll forward approach, unless circumstances materially change (e.g., significant deviation from forecast, changes in key metrics, or material foreign currency movements).

The redeemable noncontrolling interest remeasurement was adjusted to the current redemption value as of August 31, 2025. For the first quarter of fiscal 2026, this was accounted for as a deemed dividend of redeemable noncontrolling interest equal to $0.5 million and recorded as an adjustment to retained earnings as well as a reduction to earnings available to common shareholders for the calculation of earnings per common share.

For the roll forward of mezzanine equity, see the Company’s consolidated statement of equity and mezzanine equity.

Note 10 – Income Taxes

The Company’s effective income tax rate was 26.6% and 12.3% for the first quarter of fiscal 2026 and fiscal 2025, respectively. The effective tax rate for the first quarter of fiscal 2026 differed from the statutory rate primarily due to non-deductible executive compensation, revaluation of a German net operating loss carryforward due to the Sitem Group transaction, and income from unconsolidated joint ventures outside the U.S. recognized net of tax. The effective tax rate for the first quarter of fiscal 2025 differed from the statutory rate primarily due to recognizing a discrete tax item for a pre-acquisition tax matter at Tempel.

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items and excludes any impact from the inclusion of net earnings attributable to noncontrolling interests in the consolidated statements of earnings. Net earnings attributable to noncontrolling interests are a result of the Company’s consolidated joint ventures. The net earnings attributable to the noncontrolling interests in the U.S. operations of the Company’s consolidated joint ventures do not generate tax expense to the Company since the investors are taxed directly based on the earnings attributable to the investors. The tax expense of TWB’s wholly owned foreign subsidiaries is reported in the consolidated income tax expense. Management is required to estimate the annual effective income tax rate based upon its forecast of annual pre-tax income for domestic and foreign operations. The Company’s actual effective income tax rate for fiscal 2026 could be materially different from the forecasted rate as of August 31, 2025.

Note 11 – Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share attributable to controlling interest for the periods presented:

	Three Months Ended
	August 31,	August 31,
(In millions, except per share amounts)	2025	2024
Numerator (basic & diluted):
Net earnings	$38.6	$32.2
Net earnings attributable to noncontrolling interests	1.8	3.8
Net earnings attributable to Worthington Steel	$36.8	$28.4
Deemed dividend of redeemable noncontrolling interest	0.5	-
Net earnings attributable to Worthington Steel shareholders	$36.3	$28.4

Denominator:
Basic earnings weighted average common shares	49.6	49.4
Effect of dilutive securities	1.0	1.0
Diluted earnings adjusted weighted average common shares	50.6	50.4
Basic earnings per common share attributable to Worthington Steel shareholders	$0.73	$0.57
Diluted earnings per common share attributable to Worthington Steel shareholders	$0.72	$0.56

Anti-dilutive non-qualified stock options and restricted common share awards(1)	0.3	0.1

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

The remeasurement of the redeemable noncontrolling interest was accounted for as a deemed dividend of redeemable noncontrolling interest and recorded as an adjustment to retained earnings as well as a reduction to earnings available to common shareholders for the calculation of earnings per common share. Refer to “Note 9 – Mezzanine Equity” for additional information.

Note 12 – Acquisitions

Sitem Group (Fiscal 2026)

On June 3, 2025, Tempel completed its acquisition of 52% of the Sitem Group. The Sitem Group produces electric motor laminations and accessory products primarily for automotive and industrial applications in Europe.

The total purchase price to be paid by Tempel in the Sitem Group acquisition consisted of the following:

(1)
Stock acquired from shareholders of €43.1 million ($48.9 million)
(2)
Cash capital contribution of €10.0 million ($11.3 million) related to the purchase for newly issued shares, of which €4.8 million ($5.4 million) is attributable to minority interest, and
(3)
Contribution of Tempel’s electrical steel subsidiary in Nagold, Germany (“Tempel Nagold”), which was valued at €22.0 million ($25.0 million) at the time of acquisition, of which €10.6 million ($12.0 million) is attributable to minority interest.

The cash consideration included cash that is contingent on certain customary conditions, of which €4.2 million ($4.7 million) relates to the purchase of existing shares and €0.6 million ($0.7 million) relates to the purchase of newly issued shares. The acquisition was funded primarily with restricted cash held in escrow at May 31, 2025. The difference between the contributed fair value of Tempel Nagold at the time of the acquisition and the noncontrolling interest in Tempel Nagold, which was at the Company’s historical cost, was $0.7 million and was recorded as an adjustment to APIC.

As of the first quarter of fiscal 2026, total acquisition-related expenses, consisting primarily of legal, advisory, and valuation services were $5.0 million, of which $0.4 million was incurred in the first quarter of fiscal 2026. These costs are included in SG&A expense in the consolidated statement of earnings. There was a one-time bonus of €4.0 million ($4.6 million) that was paid to key individuals at the Sitem Group as a result of the successful closing, which was recorded in SG&A expense in the consolidated statement of earnings. There was a deferred tax asset adjustment of €0.7 million ($0.8 million) related to the disallowance of deferred tax assets located within Germany as a result of the contribution of Tempel Nagold. This adjustment was recorded in income tax expense in the consolidated statement of earnings.

The Sitem Group transaction includes a series of put options and call options. The net put/call was valued at €9.4 million ($10.7 million) using a Monte Carlo simulation in a risk-neutral framework and is recorded within Mezzanine Equity. The fair value of the remaining noncontrolling interest of 48% after the acquisition was determined using the implied enterprise value based on the purchase price. For additional information, see “Note 9 – Mezzanine Equity.”

The following table summarizes the consideration transferred and the estimated fair value assigned to the assets acquired and liabilities assumed at the acquisition date. These amounts reflect various preliminary fair value estimates and assumptions, including preliminary work performed by a third-party valuation specialist, and are subject to change within the measurement period as the valuation is finalized. The primary areas of preliminary purchase price allocation subject to change relate to the valuation of acquired tangible assets and liabilities, identification and valuation of residual goodwill and tax effects of acquired assets and assumed liabilities.

(In millions)	Preliminary Valuation
Consideration Transferred
Cash Consideration	$44.2
Contingent Consideration - Cash	4.7
Subtotal	48.9

Cash Capital Contribution	5.1
Contingent Capital Contribution - Cash	0.3
Subtotal	5.4

Contribution of Tempel’s electrical steel subsidiary in Nagold, Germany	12.0
Total Consideration Transferred	$66.3

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$42.6
Receivables	39.6
Inventories	40.4
Deferred income tax assets	3.2
Prepaid expenses	4.9
Operating lease right-of-use assets	16.5
Finance lease right-of-use assets	8.6
Property, plant and equipment	98.8
Intangible assets	24.0
Other Assets	1.0
Total identifiable assets	279.6
Accounts payable	(34.7)
Accrued compensation and related taxes	(9.3)
Current operating lease liabilities	(2.7)
Current finance lease liabilities	(2.4)
Noncurrent operating lease liabilities	(13.9)
Noncurrent finance lease liabilities	(6.2)
Current maturities of long-term debt and short-term debt	(25.9)
Deferred income tax liabilities	(16.9)
Long-term debt	(25.3)
Pension and other postretirement benefit obligations	(14.3)
Other non-current liabilities	(1.9)
Total identifiable liabilities	(153.5)
Sitem Group - Net identifiable assets	126.1
Goodwill	22.0
Total - Sitem Group	148.1

Redeemable noncontrolling interest - Net Put option	(10.7)
Redeemable noncontrolling interest	(71.1)
Total - redeemable noncontrolling interest	(81.8)
Total	$66.3

In addition to the redeemable noncontrolling interest above of $81.8 million, the Company recorded $17.4 million of redeemable noncontrolling interest related to the cash capital contribution and the contribution of Tempel Nagold.

The Company recognized goodwill related to this acquisition of $22.0 million, which is not expected to be deductible for income tax purposes. The goodwill recognized in this acquisition was attributable to the acquired assembled workforce, expected synergies, expanded market opportunities, and economies of scale, none of which qualify for recognition as a separate intangible asset.

Acquired intangible assets are being amortized over the estimated useful lives on a straight-line basis. The following table summarizes the purchase price allocation and weighted average remaining useful lives for identifiable intangible assets acquired as of the acquisition date:

		Weighted Average
(In millions)		Estimated Useful	Valuation
Category	Amount	Life (Years)	Methodology
Customer relationships	$12.3	13	Multi-period Excess Earnings Method
Technological know-how	7.7	8	Relief-from-Royalty Method
Favorable right-of-use lease asset	2.7	7	Discounted Cash Flow Method
Software	1.3	3	Cost
Total acquired identifiable intangible assets	$24.0

Operating results of the Sitem Group have been included in our consolidated statement of earnings since June 3, 2025, the date of acquisition. The Sitem Group is reported on a one-month lag. During the first quarter of fiscal 2026, the Sitem Group contributed net sales of $39.4 million and net loss attributable to Worthington Steel of $3.0 million.

The following unaudited pro forma information presents consolidated financial information as if the Sitem Group had been acquired at the beginning of fiscal 2025. Depreciation and amortization expense included in the pro forma results reflect the preliminary acquisition-date fair values assigned to the definite-lived intangible assets and fixed assets of the Sitem Group assuming a June 1, 2024 acquisition date. Adjustments have been made to remove acquisition-related costs and the acquisition date fair value adjustment to acquired inventories. The pro forma adjustments noted below have been adjusted for the applicable income tax impact. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on June 1, 2024.

	Three Months Ended
	August 31,	August 31,
(In millions, except per share amounts)	2025	2024
Net Sales	$872.9	$884.7
Net earnings attributable to Worthington Steel	$36.9	$27.7
Diluted earnings per share attributable to Worthington Steel shareholders	$0.73	$0.55

Note 13 – Derivative Financial Instruments and Hedging Activities

The Company utilizes derivative financial instruments to primarily manage exposure to certain risks related to its ongoing operations. The primary risks managed through the use of derivative financial instruments are commodity price risk, foreign currency exchange risk, and interest rate risk. While certain of the Company’s derivative financial instruments are designated as hedging instruments, the Company also enters into derivative financial instruments that are designed to hedge a risk, but are not designated as hedging instruments and, therefore, do not qualify for hedge accounting. These derivative financial instruments are adjusted to current fair value through earnings at the end of each period.

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

Interest Rate Risk Management – The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on cash flows and the market value of borrowings. The Company utilizes a mix of debt maturities along with both fixed-rate and variable-rate debt to manage changes in interest rates. In addition, the Company enters into interest rate swaps to further manage exposure to interest rate variations related to borrowings and to lower overall borrowing costs.

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

The following table summarizes the fair value of the derivative financial instruments and the respective lines in which they were recorded in the consolidated balance sheet at the dates presented:

	Fair Value of Assets			Fair Value of Liabilities
	Balance			Balance
	Sheet	August 31,	May 31,	Sheet	August 31,	May 31,
(In millions)	Location	2025	2025	Location	2025	2025
Derivatives designated as hedging instruments:
Commodity contracts	Receivables	$0.2	$0.2	Accounts payable	$1.2	$1.2
Commodity contracts	Other assets	-	-	Other liabilities	-	-
Subtotal		0.2	0.2		1.2	1.2

Foreign currency exchange contracts	Receivables	0.4	0.3	Accounts payable	-	-
Foreign currency exchange contracts	Other assets	-	-	Other liabilities	-	-
Subtotal		0.4	0.3		-	-

Interest rate contracts	Receivables	$-	$-	Accounts payable	$-	$-
Interest rate contracts	Other assets	0.3	-	Other liabilities	-	-
Subtotal		0.3	-		-	-
Total		$0.9	$0.5		$1.2	$1.2

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables	$1.6	$1.5	Accounts payable	$1.3	$2.5
Commodity contracts	Other assets	-	-	Other liabilities	-	-
Subtotal		1.6	1.5		1.3	2.5

Foreign currency exchange contracts	Receivables	$-	$3.6	Accounts payable	$-	$-
Foreign currency exchange contracts	Other assets	-	-	Other liabilities	-	-
Subtotal		-	3.6		-	-

Interest rate contracts	Receivables	$-	$-	Accounts payable	$-	$-
Interest rate contracts	Other assets	-	-	Other liabilities	-	-
Subtotal		-	-		-	-
Total		$1.6	$5.1		$1.3	$2.5

Total derivative financial instruments		$2.5	$5.6		$2.5	$3.7

GAAP permits an entity to present derivative financial instruments assets and liabilities on a net basis on the balance sheet, provided a right of offset exists and/or when they are subject to a master netting arrangement. The Company’s policy is to record derivative financial instruments on a net basis where the Company has an executed master netting arrangement with counterparties as well as where the right of offset exists. The amounts in the table above reflect the fair value of the derivative financial instruments on a net basis, where allowable under master netting arrangements and/or where the right of offset exists. Had these amounts been recognized on a gross basis, the impact would have been an increase in receivables with a corresponding increase in accounts payable of $0.6 million and $0.6 million at August 31, 2025 and May 31, 2025, respectively.

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

The following table summarizes the Company’s cash flow hedges outstanding at August 31, 2025:

	Notional
(In millions)	Amount	Maturity Date
Commodity contracts	$(4.6)	September 2025 – September 2026
Foreign currency exchange contracts	$9.8	September 2025 – June 2026
Interest rate contracts	$7.6	May 2026 – March 2030

The following table summarizes the Company’s cash flow hedges outstanding at May 31, 2025:

	Notional
(In millions)	Amount	Maturity Date
Commodity contracts	$(5.6)	June 2025 – September 2026
Foreign currency exchange contracts	$10.3	June 2025 – March 2026

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into net earnings for derivative financial instruments designated as cash flow hedges for the periods presented:

(In millions)	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Net Earnings	Gain (Loss) Reclassified from AOCI into Net Earnings
For the three months ended August 31, 2025:
Commodity contracts	$(0.1)	Cost of goods sold	$-
Foreign currency exchange contracts	0.5	Cost of goods sold	0.3
		SG&A	0.1
Interest rate contracts	-	Interest expense, net	-
Total	$0.4		$0.4

For the three months ended August 31, 2024:
Commodity contracts	$(2.4)	Cost of goods sold	$(2.6)
Foreign currency exchange contracts	(0.1)	Cost of goods sold	-
Total	$(2.5)		$(2.6)

The estimated net amount of the losses recognized in AOCI at August 31, 2025, expected to be reclassified into net earnings within the succeeding twelve months is $0.8 million (net of tax of $0.3 million). This amount was computed using the fair value of the cash flow hedges at August 31, 2025, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2026 and May 31, 2027.

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

The following table summarizes the Company’s economic (non-designated) derivative financial instruments outstanding at August 31, 2025:

	Notional
(In millions)	Amount	Maturity Date(s)
Commodity contracts	$9.8	September 2025 – November 2026
Foreign currency exchange contracts	$3.5	September 2025

The following table summarizes the Company’s economic (non-designated) derivative financial instruments outstanding at May 31, 2025:

	Notional
(In millions)	Amount	Maturity Date(s)
Commodity contracts	$16.4	June 2025 – September 2026
Foreign currency exchange contracts	$(3.6)	June 2025

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments for the periods presented:

		Gain (Loss) Recognized
		in Earnings for the
		Three Months Ended
	Location of Gain (Loss)	August 31,	August 31,
(In millions)	Recognized in Earnings	2025	2024
Commodity contracts	Cost of goods sold	$2.6	$(2.8)
Total		$2.6	$(2.8)

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

Recurring Fair Value Measurements

At August 31, 2025, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

(In millions)	Level 1	Level 2	Level 3	Totals
Assets
Derivative financial instruments (1)	$-	$2.5	$-	$2.5
Total assets	$-	$2.5	$-	$2.5

Liabilities
Derivative financial instruments (1)	$-	$2.5	$-	$2.5
Total liabilities	$-	$2.5	$-	$2.5

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

Non-Recurring Fair Value Measurements

At August 31, 2025, the Company’s assets measured at fair value on a non-recurring basis were as follows:

(In millions)	Level 1	Level 2	Level 3	Totals
Assets
Long-lived assets held for sale (1)	$-	$-	$10.1	$10.1
Total assets	$-	$-	$10.1	$10.1

(1)
Comprised of the remaining idled assets at WSCP’s Cleveland, Ohio toll processing manufacturing facility. During the first quarter of fiscal 2026, the Company sold machinery and equipment with a net book value of $0.3 million that was reported within assets held for sale for net cash proceeds of $1.3 million, resulting in a pre-tax gain of $1.0 million. Refer to “Note 4– Restructuring and Other (Income), net” for additional information.

At May 31, 2025, the Company’s assets measured at fair value on a non-recurring basis were as follows:

(In millions)	Level 1	Level 2	Level 3	Totals
Assets
Long-lived assets held for sale (1)	$-	$-	$10.4	$10.4
Total assets	$-	$-	$10.4	$10.4

(1)
During the third quarter of fiscal 2025, the Company announced plans to combine WSCP’s Cleveland, Ohio toll processing manufacturing facility into its existing manufacturing facility in Twinsburg, Ohio. At that time, the Company determined there was no impairment related to finance lease assets along with certain other fixed assets encumbered to the land and building of the finance lease assets. Certain machinery and equipment fixed assets and other long-lived assets were written down to their estimated fair value of $1.3 million based on estimated replacement costs and/or prices for similar assets. During the fourth quarter of fiscal 2025, the Company transferred the remaining $10.4 million to assets held for sale, which represented the remaining net assets prior to the held for sale criteria being met. The assets held for sale are expected to be disposed of primarily by sales within the next twelve months.

The fair value of non-derivative financial instruments, including cash and cash equivalents, receivables, income taxes receivable, other assets, accounts payable, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities, approximate carrying value due to their short-term nature.

The carrying value of the Credit Facility was $160.0 million and $149.2 million at August 31, 2025 and May 31, 2025, respectively, and relates to the Credit Facility, which due to its short-term nature, approximates fair value.

The following table provides a summary of the carrying value and estimated fair value of the Company’s outstanding debt, excluding the Credit Facility, reported on the balance sheets within total liabilities as of the dates presented:

	August 31,	May 31,
(In millions)	2025	2025
Carrying Value	$73.4	$2.3
Fair Value, estimated (1)	73.8	2.8

(1)
The estimated fair value of long-term debt, including current maturities, was calculated based upon models utilizing market observable (Level 2) inputs and credit risk. For long-term variable rate debt, the carrying amount approximates fair value as the variable rates reset frequently at market rates. For the current maturities of long-term debt for fixed rate debt, the carrying amount approximates fair value due to its short-term nature.

Note 15 – Related Party Transactions

Subsequent to the Separation, transactions between the Former Parent and the Company are considered related party transactions, including those subject to agreements entered into with the Former Parent. The material related party transactions have been disclosed below.

Transactions with the Former Parent

The majority of the Company’s net sales to the Former Parent are subject to the Steel Supply and Services Agreement and are included within net sales in the consolidated statement of earnings. Net sales to the Former Parent totaled $18.2 million and $15.9 million for the three months ended August 31, 2025 and August 31, 2024, respectively.

As of August 31, 2025 and May 31, 2025, the outstanding accounts receivable balance with the Former Parent equaled $10.6 million and $9.2 million, respectively, as a result of the net sales to the Former Parent described above.

Note 16 – Segment Information

Segment Information

The Company’s CODM is Worthington Steel’s CEO. The Company has determined that it has only one operating segment and therefore one reportable segment after considering several sources of information, including the Company’s internal organizational structure, the basis on which budgets and forecasts are prepared, the financial information that the Company’s CODM reviews in evaluating company performance and determining how resources should be allocated, and how the Company releases information to the public and analysts. The CODM manages all business activities on a consolidated basis, and as a result, the Company has concluded that there is only one operating segment and therefore one reportable segment.

The Company’s one reportable segment serves its customers primarily by processing flat-rolled steel coils, which are sourced primarily from various North American steel mills, into the precise type, thickness, length, width, shape, and surface quality required by customer specifications. The Company generates a substantial percentage of its revenue from selling steel on a direct basis, whereby it is exposed to the risk and rewards of ownership of the material while in its possession. Additionally, the Company toll processes steel under a fee for service arrangement whereby it processes customer-owned material.

As the one reportable segment is managed on a consolidated basis, the measure of segment profit or loss is consolidated net income. The CODM uses consolidated net income to assess the performance of the Company’s one segment and decide how and where to allocate resources and reinvest profits into the business in areas such as capital expenditures, business and/or asset acquisitions, investments in market share expansion with our existing and potential new customers, talent, technology, the repurchase of the Company’s common shares, and/or the payment of dividends. Net earnings and components of net earnings are used to monitor actual performance and are compared to budgeted and forecasted results to assess the performance of the Company’s one reportable segment, set targets, and establish management’s incentive compensation. The measure of consolidated segment assets is reported on the balance sheets as total assets.

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

The following table presents the significant expenses that are regularly provided to the CODM for the one reportable segment and the required disclosable amounts that are included in consolidated net earnings for the periods presented:

	Three Months Ended
	August 31,	August 31,
(In millions)	2025	2024
Net sales	$872.9	$834.0
Cost of goods sold:
Material cost	583.5	576.3
Direct labor, manufacturing expenses, and other (1)	174.2	157.3
Total cost of goods sold	757.7	733.6
Gross margin	115.2	100.4
Selling, general and administrative expense	67.9	57.0
Impairment of assets	-	-
Restructuring and other (income), net	(1.0)	-
Operating income	48.3	43.4
Other income (expense):
Miscellaneous income (expense), net	0.2	(5.9)
Interest expense, net	(2.9)	(2.6)
Equity in net income of unconsolidated affiliate	6.4	1.3
Earnings before income taxes	52.0	36.2
Income tax expense	13.4	4.0
Net earnings	38.6	32.2
Net earnings attributable to noncontrolling interests	1.8	3.8
Net earnings attributable to Worthington Steel	$36.8	$28.4
Deemed dividend of redeemable noncontrolling interest	$0.5	$-
Net earnings attributable to Worthington Steel shareholders	$36.3	$28.4

(1)
Includes expenses related to manufacturing profit sharing and bonus.

Note 17 – Subsequent Events

On September 24, 2025, Worthington Steel's Board of Directors (the “Board”) declared a quarterly cash dividend of $0.16 per common share payable on December 26, 2025, to shareholders of record at the close of business on December 12, 2025.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, all Note references contained in this MD&A refer to the Notes to Consolidated Financial Statements included in “Part I – Item 1. – Financial Statements” of this Form 10-Q.

Introduction

The following discussion and analysis of market and industry trends, business developments, and the results of our operations and financial position, should be read in conjunction with our consolidated financial statements and the notes thereto included in “Part I – Item 1. – Financial Statements” of this Form 10-Q. The 2025 Form 10-K includes additional information about our business, operations, and consolidated financial position and should be read in conjunction with this Form 10-Q. This MD&A is designed to provide a reader with material information relevant to an assessment of our financial condition and results of operations, and to allow investors to view the Company from the perspective of management.

Basis of Presentation

Worthington Steel was formed as an Ohio corporation on February 28, 2023, for the purpose of receiving, pursuant to a reorganization, all of the outstanding equity interests of the steel processing business of the Former Parent. On December 1, 2023, the Separation was completed and Worthington Steel became an independent, publicly traded company. Our financial statements are consolidated financial statements based on our reported results as a stand-alone company and include the accounts of Worthington Steel and its consolidated subsidiaries. Our investment in the unconsolidated affiliate is accounted for using the equity method. Material intercompany accounts and transactions are eliminated. For additional information, see “Note 1 – Description of Business and Basis of Presentation.”

Business Overview and Strategy

Business Overview

We are one of North America’s premier value-added metals processors with the ability to provide a diversified range of products and services that span a variety of end markets. We maintain market-leading positions in the North American carbon flat-rolled steel and tailor welded blank industries and are one of the largest global producers of electrical steel laminations. For over 70 years, we have been delivering high quality steel processing capabilities across a variety of end-markets including automotive, heavy truck, agriculture, construction, and energy. With the ability to produce customized steel solutions, we aim to be the preferred value-added steel processor in the markets we serve by delivering highly technical, customer-specific solutions, while also providing advanced materials support. Our scale allows us to achieve an advantaged cost structure and service platform supported by a strategic operating footprint. We serve our customers primarily by processing flat-rolled steel coils, which we source primarily from various North American steel mills, into the precise type, thickness, length, width, shape, and surface quality required by customer specifications. We sell steel on a direct basis, whereby we are exposed to the risks and rewards of ownership of the material while in our possession. Additionally, we toll process steel under a fee for service arrangement whereby we process customer-owned material. Our manufacturing facilities further benefit from the flexibility to scale between direct and tolling services based on demand dynamics throughout the year.

On June 3, 2025, we, through Tempel, completed the acquisition of 52% of the issued and outstanding capital stock of the Sitem Group. For additional information, see “Note 12 – Acquisitions.”

Our operations are managed principally on a products and services basis under a single group organizational structure. We own controlling interests in the following operating joint ventures: Spartan, TWB, WSCP, and Sitem. We also own a controlling interest in WSP, which became a nonoperating joint venture in October 2022, when we completed the divestiture of its remaining net assets. The net assets and operating results of these joint ventures are consolidated with the equity owned by the minority joint venture member shown as “Noncontrolling interests” in our consolidated balance sheets, and the noncontrolling interest in net earnings and OCI is shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively. Our remaining joint venture, Serviacero Worthington, is unconsolidated and accounted for using the equity method.

AI in Transformation

During the first quarter of fiscal 2026, we continued to execute upon our transformation strategy through the deployment of commercially available AI technologies. We are using AI to gain insight, assess strategies and automate low-value tasks thereby enhancing productivity and supporting internal decision-making. We are testing use cases like predictive maintenance and intelligent reporting. Adding AI to our transformation toolbox, both in operations and the back office, will allow our teams to focus on the critical portion of their job that drives the most value for our business.

Recent Business Developments

•
On September 24, 2025, the Board declared a quarterly cash dividend of $0.16 per common share payable on December 26, 2025 to shareholders of record at the close of business on December 12, 2025.

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

General Economic and Market Conditions

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of net sales by end market for the periods presented is illustrated below:

	Three Months Ended
	August 31,	August 31,
	2025	2024
Automotive	56%	51%
Construction	11%	11%
Machinery & Equipment	10%	9%
Agriculture	2%	4%
Heavy Trucks	4%	4%
Other	17%	21%
Total	100%	100%

The automotive industry is one of the largest consumers of flat-rolled steel in North America, and thus the largest end market for us and our unconsolidated joint venture, Serviacero Worthington. North American vehicle production, including production at the Detroit Three Automakers, is a leading indicator of automotive demand. North American vehicle production was up 3% in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025, while the Detroit Three Automakers vehicle production was up 5% in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025.

Our remaining net sales are to other markets such as agricultural, appliance, construction, container, energy, heavy truck, HVAC, industrial electric motor, generator, and transformer. Given the many different products that make up our net sales and the wide variety of end markets we serve, it is very difficult to isolate the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. gross domestic product growth (“U.S. GDP”) is a reasonable macroeconomic indicator for analyzing the demand of our end markets other than the automotive industry. U.S. GDP growth has moderated during the first quarter of fiscal 2026. The slight pull back in U.S. GDP that was observed in economic data earlier in calendar 2025, which is largely attributable to an unusual amount of imports in response to the announced tariffs by the U.S. government, has reversed in recent economic data. During the second calendar quarter 2025, there was a decrease in imports and an increase in consumer spending. Thus, when normalizing for such events, the U.S. GDP appears to be maintaining its steady growth.

Total volume (tons) decreased 7% compared to the prior year quarter. Direct tons sold increased by 6%, of which the Sitem Group acquisition accounted for approximately 1% of the increase. Direct shipments to the overall automotive market and to the Detroit Three Automakers both increased by 17% in the first quarter of fiscal 2026 as compared to the first quarter of fiscal 2025. Toll volumes decreased 22% in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025, primarily related to softening demand from mill customers as well as lower volumes out of WSCP due to the closure of the toll processing manufacturing facility in Cleveland, Ohio.

Detroit Three Automakers represented 35% and 32% of our consolidated net sales during the first quarter of fiscal 2026 and fiscal 2025, respectively. Similar to the past few quarters, we have won share in the automotive market. The new programs continue to ramp up and volumes have increased across the board. The increases in automotive were partially offset by reductions in the agricultural markets, where shipments were down 49%, in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025. The decrease in the agricultural markets is due to a continued softness in the agricultural equipment market. The market is seeing weakening demand for agricultural equipment due to a reluctance by farmers making new capital investments primarily as the result of higher borrowing costs and general uncertainty in farm income expectations.

The following table summarizes the concentration percentage of consolidated net sales for the periods presented:

	Three Months Ended
	August 31,	August 31,
(Percentage of Net Sales)	2025	2024
End Market – Automotive	56%	51%
Detroit Three Automakers	35%	32%
Largest Automotive Customers:
Customer A	13%	13%
Customer B	15%	13%

While our automotive business is largely driven by the production schedules of the Detroit Three Automakers, our customer base is much broader and includes other domestic automotive manufacturers and many of their suppliers.

During the first quarter of fiscal 2026, U.S. inflation rates have largely stabilized compared to the peaks seen in recent years, however, the U.S. inflation rate remains somewhat elevated above the U.S. Federal Reserve targeted rate of 2%. During the first quarter of fiscal 2026, the U.S. Federal Reserve held the benchmark interest rate steady. However, the U.S. Federal Reserve lowered the benchmark interest rate subsequent to the ending of the first quarter of fiscal 2026 in response to slowing job gains, combined with low unemployment and stable inflation. Thus, the impacts of such a decision were not reflected in our first quarter of fiscal 2026 results, as we had not yet benefited from the recent lowering of the benchmark interest rate. However, the lowering of the benchmark rate is expected to lower the rates on our Credit Facility.

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended
	August 31,	August 31,
	2025	2024 (1)	Inc/ (Dec)
U.S. GDP (% growth year-over-year)	2.0%	2.8%	(0.8%)
Hot-Rolled Steel ($ per ton)(2)	$857	$690	$167
Detroit Three Auto Build (000's vehicles)(3)	1,656	1,581	75
No. America Auto Build (000's vehicles)(3)	3,833	3,728	105
Zinc ($ per pound)(4)	$1.25	$1.27	$(0.02)
Natural Gas ($ per mcf)(5)	$3.28	$2.38	$0.90
On-Highway Diesel Fuel Prices ($ per gallon)(6)	$3.71	$3.72	$(0.01)

(1)
Fiscal 2025 figures are based on revised actuals
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

Industry Developments

In 2025, the U.S. government continued to modify its tariff policy, including those related to imports of steel and aluminum among other items such as automobiles and automotive parts as well as universal tariffs. In June 2025, the U.S. government announced tariff increases to steel and aluminum from 25% to 50% under section 232 of the Trade Expansion Act. While exemptions for certain allied countries remain in place, many prior country-specific exemptions have expired or are undergoing renegotiation. Other governments, including the Chinese government, have responded with reciprocal tariffs on U.S. imports. Additional measures from the U.S. government as well as other foreign governments have occurred since that time, however, many of the measures on steel and aluminum have remained in place. The scope and duration of these tariffs continue to evolve, which creates sustained uncertainty in global trade policy. As a result, our customers’ supply chain decisions may abruptly shift, potentially impacting our financial performance. The ultimate impact the tariffs will have on our financial position, results of operations, and cash flows remains to be determined.

In July 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”) into law, which ushers in a broad set of changes to the U.S. law and regulatory environments. The ultimate impact the OBBBA will have on our financial position, results of operations, and cash flows remains to be determined. However, we expect to realize cash tax savings in fiscal year 2026 due to the bonus depreciation and domestic research and development expense provisions. There is currently no expected material impact to tax expense.

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

The market price of our products is closely related to the price of HRC. The price of benchmark HRC is primarily affected by the demand for steel and the cost of raw materials. During the fourth quarter of fiscal 2025, steel prices continued their rise before falling slightly in the first quarter of fiscal 2026. Direct spreads, up $23.0 million, were impacted by a $22.2 million favorable change from an estimated $16.6 million inventory holding loss in the prior year quarter to an estimated $5.6 million inventory holding gain in the first quarter of fiscal 2026. With the recent price declines, we expect inventory holding losses to be between approximately $5.0 million and $10.0 million in the second quarter of fiscal 2026.

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

The following table presents the average quarterly market price per ton of HRC steel for the periods presented:

	Fiscal Year
(Dollars per ton) (1)	2026	2025	2024
1st Quarter	$857	$690	$879
2nd Quarter	N/A	$690	$747
3rd Quarter	N/A	$702	$1,030
4th Quarter	N/A	$933	$809
Annual Avg.	$857	$754	$866

(1)
CRU HRC Index: period average

No matter how efficient our operations are, which use steel as a raw material, they create some amount of scrap. The expected price of scrap compared to the price of the steel raw material is factored into pricing. Generally, as the price of steel increases, the price of scrap increases by a similar amount and vice versa. When increases in scrap prices do not keep pace with the increases in the price of the steel raw material, it can have a negative impact on our margins.

Results of Operations

First Quarter – Fiscal 2026 Compared to Fiscal 2025

The following table presents a review of the results of operations for the periods presented:

	Three Months Ended
	August 31,	August 31,	Increase/
(In millions, except volume and per common share amounts)	2025	2024	(Decrease)
Volume (tons)	928,866	994,093	(65,227)
Net sales	$872.9	$834.0	$38.9
Operating income	48.3	43.4	4.9
Equity income	6.4	1.3	5.1
Net earnings attributable to Worthington Steel	36.8	28.4	8.4
Earnings per diluted share attributable to Worthington Steel shareholders	$0.72	$0.56	$0.16

Net sales totaled $872.9 million in the first quarter of fiscal 2026, up $38.9 million compared to the first quarter of fiscal 2025. The increase was driven primarily by the inclusion of the Sitem Group, higher direct volumes, and to a lesser extent, slightly higher average direct selling prices. The increases were partially offset by lower toll volumes as well as slightly lower average toll selling prices. Direct tons sold increased by 6%, of which the Sitem acquisition accounted for approximately 1% of the increase, and toll volumes decreased 22% in the first quarter of fiscal 2026 compared to the prior year quarter. The decrease in toll volumes was primarily related to softening demand from mill customers as well as lower volumes out of WSCP due to the closure of the toll processing manufacturing facility in Cleveland, Ohio. Direct selling prices increased 1% and toll selling prices decreased 3% in the first quarter of fiscal 2026 compared to the prior year quarter. The mix of direct versus toll volumes was 63% to 37% in the first quarter of fiscal 2026 compared to 56% to 44% in the prior year quarter.

Gross Margin

	Three Months Ended
	August 31,	% of	August 31,	% of	Increase/
(In millions)	2025	Net sales	2024	Net sales	(Decrease)
Gross margin	$115.2	13.2%	$100.4	12.0%	$14.8

Gross margin increased $14.8 million over the prior year quarter to $115.2 million, primarily due to higher direct spreads and higher direct volumes, partially offset by lower toll processing gross margin. Direct spreads, up $23.0 million, were impacted by a $22.2 million favorable change from an estimated $16.6 million inventory holding loss in the prior year quarter to an estimated $5.6 million inventory holding gain in the first quarter of fiscal 2026. Higher direct volumes favorably impacted gross margin by $4.6 million. Toll margins, down $11.0 million, were impacted by an $8.1 million unfavorable impact due to lower volumes and a $2.9 million unfavorable change in toll mix.

Selling, General and Administrative Expense

	Three Months Ended
	August 31,	% of	August 31,	% of	Increase/
(In millions)	2025	Net sales	2024	Net sales	(Decrease)
Selling, general and administrative expense	$67.9	7.8%	$57.0	6.8%	$10.9

SG&A increased $10.9 million over the prior year quarter primarily due to the acquisition of the Sitem Group, which reported $7.9 million of SG&A expenses in the first quarter of fiscal 2026, including a one-time bonus of $4.6 million paid to key individuals at the Sitem Group as a result of the successful closing of the Sitem Group acquisition. The remaining incremental increase in SG&A expense was primarily attributable to an increase in compensation partially offset by a decrease in benefits expenses.

Other Operating Items

	Three Months Ended
	August 31,	August 31,	Increase/
(In millions)	2025	2024	(Decrease)
Restructuring and other (income), net	(1.0)	-	(1.0)

Restructuring and other (income), net in the first quarter of fiscal 2026 was driven by the $1.0 gain on the sale of an asset that was reported within assets held for sale due to the previously announced plans to combine WSCP’s toll processing manufacturing facility in Cleveland, Ohio, into its existing manufacturing facility in Twinsburg, Ohio. Refer to “Note 4 – Restructuring and Other (Income), Net” for additional information.

Miscellaneous Income (Expense), Net

	Three Months Ended
	August 31,	August 31,	Increase/
(In millions)	2025	2024	(Decrease)
Miscellaneous income (expense), net	$0.2	$(5.9)	$6.1

Miscellaneous income (expense), net increased $6.1 million from the first quarter of fiscal 2025 primarily due to $4.4 million of expense related to the first quarter fiscal 2025 recognition of a tax indemnity payable to the former owners of Tempel associated with the final favorable ruling in a pre-acquisition tax matter in one of the jurisdictions in which Tempel operates. Additionally, we recorded foreign currency remeasurement gains of $0.2 million in the first quarter of fiscal 2026 as compared to foreign currency remeasurement losses of $1.9 million in the prior year quarter, primarily related to exchange rate movements in Mexico.

Interest Expense, Net

	Three Months Ended
	August 31,	August 31,	Increase/
(In millions)	2025	2024	(Decrease)
Interest expense, net	$2.9	$2.6	$0.3

Interest expense, net increased $0.3 million from the first quarter of fiscal 2025, primarily due to higher average debt levels as a result of higher borrowings from the Credit Facility and from the debt assumed in the Sitem Group acquisition. This was offset by lower expense on the Credit Facility due to lower average interest rates. Refer to “Note 7 – Debt” for additional information.

Equity Income

	Three Months Ended
	August 31,	August 31,	Increase/
(In millions)	2025	2024	(Decrease)
Serviacero Worthington	$6.4	$1.3	$5.1

Equity income at Serviacero Worthington increased $5.1 million from the first quarter of fiscal 2025, driven by higher direct spreads, including inventory holding gains, as well as favorable foreign currency exchange impacts.

Income Taxes

	Three Months Ended
	August 31,	Effective	August 31,	Effective	Increase/
(In millions)	2025	Tax Rate	2024	Tax Rate	(Decrease)
Income tax expense	$13.4	26.6%	$4.0	12.3%	$9.4

Income tax expense was $13.4 million in the first quarter of fiscal 2026 compared to $4.0 million in the first quarter of fiscal 2025. The increase in income tax expense was primarily driven by higher pre-tax earnings and the recognition of a $4.4 million tax benefit related to a pre-acquisition tax matter at Tempel in the prior year quarter. The income tax expense in the current quarter resulted in an effective tax rate of 26.6%, compared to 12.3% for the prior year quarter. For additional information regarding our income taxes, refer to “Note 10 – Income Taxes.”

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

The following table provides a reconciliation of net earnings attributable to controlling interest (the most comparable GAAP financial measure) to adjusted EBIT for the periods presented:

	Three Months Ended
	August 31,	August 31,
(In millions)	2025	2024
Net earnings attributable to Worthington Steel (GAAP)	$36.8	$28.4
Interest expense, net	2.9	2.6
Income tax expense	13.4	4.0
EBIT (non-GAAP)	53.1	35.0
Restructuring and other (income), net (1)	(0.6)	-
Tax indemnification adjustment (2)	-	4.4
Acquisition completion bonus payment (3)	2.4	-
Adjusted EBIT (non-GAAP)	$54.9	$39.4

(1)
Restructuring activities consist of established programs that are not part of our ongoing operations, such as divestitures, closing or consolidating facilities, employee severance (including rationalizing headcount or other significant changes in personnel), and realignment of existing operations (including changes to management structure in response to underlying performance and/or changing market conditions). In the third quarter of fiscal 2025, we announced plans to combine WSCP’s toll processing manufacturing facility in Cleveland, Ohio, into its existing manufacturing facility in Twinsburg, Ohio. In the first quarter of fiscal 2026, we recognized a $0.6 million gain on the sale of an asset, excluding the impact of noncontrolling interest, that was reported within assets held for sale. Refer to “Note 4 – Restructuring and Other (Income), Net.”
(2)
Tax indemnification adjustments reported in miscellaneous income (expense), net, related to an indemnification agreement with the former owners of Tempel. This adjustment is the result of a first quarter fiscal 2025 favorable tax ruling in one of the jurisdictions in which Tempel operates. The indemnification agreement, which was entered into with the former Tempel owners at the time the Company acquired Tempel, provides protection to the Company from rulings by tax authorities through the acquisition date.

(3)
Acquisition completion bonus payment consists of the one-time bonus payment paid to key individuals upon the successful acquisition closing of the Sitem Group reported in SG&A expense. The acquisition completion bonus payment, excluding the impact of noncontrolling interest, is excluded as it is not part of our ongoing operations.

Adjusted EBIT in the first quarter of fiscal 2026 was up $15.5 million compared to the first quarter of fiscal 2025 primarily due to a $14.8 million increase in gross margin and higher equity income from Serviacero Worthington, partially offset by an increase in SG&A expense.

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

As of August 31, 2025, our cash, cash equivalents, and restricted cash balance was $78.3 million, compared to cash, cash equivalents, and restricted cash balance of $92.9 million at May 31, 2025.

During the three months ended August 31, 2025, we used $6.3 million of cash in operating activities and $29.6 million of cash in investing activities, which primarily related to $29.4 million invested in property, plant and equipment. Acquisitions, net of cash acquired, during the first quarter of fiscal 2026 was $1.6 million due to the acquisition of the Sitem Group. Additionally, we had net debt proceeds of $30.7 million, and we paid dividends of $8.1 million.

The following table summarizes our consolidated cash flows for the periods presented:

	Three Months Ended
	August 31,	August 31,
(In millions)	2025	2024
Net cash provided by (used in) operating activities	$(6.3)	$54.6
Net cash used in investing activities	(29.6)	(21.5)
Net cash provided by (used in) financing activities	21.0	(37.3)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	0.3	-
Decrease in cash, cash equivalents, and restricted cash	(14.6)	(4.2)
Cash, cash equivalents, and restricted cash at beginning of period	92.9	40.2
Cash, cash equivalents, and restricted cash at end of period	$78.3	$36.0

We believe we have access to adequate resources to meet the needs of our existing businesses for normal operating costs, mandatory capital expenditures, debt redemptions, dividend payments, and working capital, to the extent not funded by cash provided by operating activities, for at least 12 months and for the foreseeable future. These resources include cash and cash equivalents and unused capacity available under the Credit Facility. As of August 31, 2025, the Credit Facility had availability of $279.6 million, after accounting for the eligible borrowing base. The additional credit extended to us primarily relates to strategic capital expenditure projects. A more detailed description regarding our capital structure changes can be found elsewhere in this MD&A as well as in the “Financing Activities” section below.

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

We routinely monitor current operational requirements, financial market conditions, and credit relationships and we may choose to seek additional capital by issuing new debt and/or equity securities to strengthen our liquidity or capital structure. We entered into additional financing arrangements during fiscal 2025 to take advantage of favorable financing terms available through those instruments to fund certain of our strategic capital expenditure projects. Debt financing increased in the first quarter of fiscal 2026 due to the incremental debt assumed in the Sitem Group acquisition and a draw on the BDC Loan. While we believe we currently have adequate capital, should we seek additional capital, there can be no assurance that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing shareholders and/or increase our interest costs.

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

Net cash used in operating activities was $6.3 million during the three months ended August 31, 2025, compared to $54.6 million net cash provided by operating activities during the three months ended August 31, 2024. This change was primarily driven by a $95.2 million increase in cash consumed due to an increase in net operating working capital (accounts receivable, inventories, and accounts payable), which was driven by the increase in average steel prices over the prior year period. These increases were partially offset by the reduction of $12.9 million related to lower compensation and benefit payments, primarily incentive compensation, in the first quarter of fiscal 2026 as compared with the first quarter of fiscal 2025.

Investing Activities

Net cash used in investing activities was $29.6 million during the three months ended August 31, 2025, compared to $21.5 million during the three months ended August 31, 2024. In the current year period, the main driver of net cash used in investing activities was related to capital expenditures, primarily due to the previously announced strategic expansion of our electrical steel operations in Canada to service the transformer market. Acquisitions, net of cash acquired, during the current year period, was $1.6 million due to the acquisition of the Sitem Group. See Note 12 – “Acquisitions” for further information.

Investment activities are largely discretionary and future investment activities could be reduced significantly, or eliminated, as economic conditions warrant. We assess acquisition opportunities as they arise, and any such opportunities may require additional financing. However, there can be no assurance that any such opportunities will arise, that any such acquisition opportunities will be consummated, or that any needed additional financing will be available on satisfactory terms. We estimate our annual maintenance capital needs to be between approximately $40.0 million and $45.0 million, which excludes capital expenditures related to manufacturing capacity expansions, corporate headquarters and other technology upgrades.

Financing Activities

Net cash provided by financing activities was $21.0 million during the three months ended August 31, 2025, compared to net cash used in financing activities of $37.3 million during the three months ended August 31, 2024. The increase in net cash provided by financing activities in the current year period was primarily due to net debt proceeds of $30.7 million, as compared to debt repayments of $25.8 million in the prior year period. The increase in net debt proceeds was primarily related to a $21.6 million draw on the BDC Loan and incremental borrowings on the Credit Facility. Dividends of $8.1 million to shareholders of our common shares were paid during current period.

Revolving credit facility – We entered into the Credit Facility on November 30, 2023. The Credit Facility allows for borrowings of up to $550.0 million, to the extent secured by eligible accounts receivable and inventory balances at period end, which consist primarily of U.S. dollar denominated account balances. Individual amounts drawn under the Credit Facility will have interest periods of up to six months and will accrue interest at rates equal to an applicable margin over the applicable Term SOFR Rate, plus a SOFR adjustment.

As of August 31, 2025, we were in compliance with the financial covenants of the Credit Facility. The Credit Facility does not include credit rating triggers. At August 31, 2025 and May 31, 2025, there were $160.0 million and $149.2 million, respectively, of outstanding borrowings drawn against the Credit Facility. After accounting for the eligible borrowing base, at August 31, 2025 and May 31, 2025, availability under the Credit Facility was $279.6 million and $260.9 million, respectively. Under the Credit Facility, we may extend borrowings up to the maturity date subject to the eligible borrowing base.

Canadian Government Regional Economic Growth Loan – On December 17, 2024, Tempel Canada entered into the FED DEV Loan and received the first distribution of CAD $3.2 million (approximately USD $2.2 million at the time of distribution, which is 90% of the total available through the program) during the third quarter of fiscal 2025. The FED DEV Loan is interest free and is for an amount of up to CAD $3.5 million (approximately USD $2.5 million as of August 31, 2025). The FED DEV Loan is scheduled to be paid off in 60 equal installments beginning April 1, 2027, with the final payment due March 1, 2032. There were no debt issuance costs associated with the FED DEV Loan.

As of August 31, 2025 and May 31, 2025, $2.3 million was outstanding under the FED DEV Loan.

Business Development Bank of Canada Canadian Loan – On March 25, 2025, Tempel Canada entered into the BDC Letter. Pursuant to the terms of the BDC Letter, BDC has committed to provide Tempel Canada the BDC Loan, subject to the satisfaction of customary closing conditions and deliverables. The purpose of the BDC Loan is to fund the construction of the Burlington Property.

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

Worthington Steel guarantees the payment obligations of Tempel Canada in respect of the BDC Loan. As amended during the first quarter of fiscal 2026, the guarantee is for the full amount of the BDC Loan amount on the date of any demand. Provided that there has never been a breach of certain default conditions, the guarantee is reduced to 50% of the outstanding BDC Loan balance once the principal amount outstanding is less than CAD $40.0 million (approximately USD $29.1 million as of August 31, 2025), subject to the satisfaction of certain conditions. The Company will also provide customary cost overrun and completion guarantees in respect of the construction of the Burlington Property. The obligations of Tempel Canada under the BDC Letter are secured by a mortgage on the Burlington Property, an assignment of rents relating to the Burlington Property, and a lien on certain equipment and other personal property located on or used in connection with the Burlington Property.

As of August 31, 2025, $21.6 million was outstanding on the BDC loan, while there were no amounts drawn and outstanding as of May 31, 2025.

Canadian Advanced Manufacturing and Innovation Competitiveness Loan – On May 12, 2025, Tempel Canada entered into the AMIC Loan, which provided a loan of up to CAD $5.0 million (approximately USD $3.6 million as of August 31, 2025) to support building and equipment expansion at Tempel Canada’s Burlington, Ontario location. The first distribution to Tempel Canada was received in the first quarter of fiscal 2026 in the amount of CAD $1.0 million (approximately USD $0.7 million in quarter received), or 20% of the total available through the program. The remaining 80% is expected to be received in steps as project spending progresses. The AMIC Loan is interest free until June 1, 2028, at which point it will bear interest at a fixed rate of 5.97% per annum with interest due annually. The AMIC Loan is scheduled to be paid off in four equal annual installments beginning June 30, 2029 with the final payment due June 30, 2032. The AMIC Loan is structured with an incentive component that states up to CAD $0.5 million (approximately USD $0.4 million as of August 31, 2025) of the principal may be forgiven if certain performance targets are met. There were no debt issuance costs associated with the AMIC Loan.

As of August 31, 2025, $0.7 million was outstanding under the AMIC Loan.

Sitem Group Term Loans – We assumed the liabilities of the Sitem Group as part of the acquisition and recorded the liabilities within the consolidated balance sheet as part of the opening balance sheet. The Sitem Group’s obligations included various term loans (“Sitem Group Term Loans”), which spanned maturities and had varying interest rates and interest rate mechanism. The obligations, along with the relevant loan terms, are included in the summary table within “Note 7 – Debt.”

As of August 31, 2025, the aggregate amount outstanding of the Sitem Group Term Loans was $48.8 million, which includes the Sitem Group standstill agreement described below.

Standstill Agreement – Sitem Group – Sitem, through its subsidiary Stanzwerk AG, entered into the standstill agreement with UBS Switzerland AG, as agent and a syndicate of lenders in April 2025. The agreement relates to bilateral credit facilities originally provided to Stanzwerk AG in the aggregate principal amount of CHF 17.1 million (approximately USD $21.0 million). Under the terms of the standstill, the lenders agreed to maintain availability under the credit lines through June 30, 2026, and to forbear from exercising termination, enforcement, or acceleration rights with respect to scheduled repayments or collateral during the standstill period, subject to customary extraordinary termination rights upon events of default.

The standstill agreement provides for continued use of the facilities solely for loan advances and requires pro rata utilization of the credit lines across participating lenders. Borrowings bear interest at the applicable reference rate (which is based on the Swiss Average Rate Overnight and has a floor of zero) plus a 500 basis point margin, with an additional 0.25% quarterly commission on overdraft balances.

The standstill agreement contains financial covenants requiring Stanzwerk AG to maintain (i) a minimum equity ratio of 15%, tested quarterly beginning June 30, 2025, and (ii) minimum liquidity of CHF 4.0 million (approximately USD $4.9 million), tested monthly beginning April 30, 2025. Stanzwerk AG was in compliance with these covenants as of August 31, 2025.

Common shares – On September 24, 2025, the Board declared a quarterly cash dividend of $0.16 per common share payable on December 26, 2025, to shareholders of record at the close of business on December 12, 2025.

There were no common shares purchased by Worthington Steel during the period presented as part of publicly announced plans or programs.

Redeemable noncontrolling interest – While redemption events are contingent, the existence of these features could require us to use available cash, debt capacity, or other resources to satisfy our obligations in the future. We continuously monitor our liquidity profile to ensure adequate capacity to fund potential redemptions, although no such obligations were triggered during the three months ended August 31, 2025.

Dividend Policy

We currently have no material contractual or regulatory restrictions on the payment of dividends provided that no event of default exists under the Credit Facility and it meets the minimum availability threshold thereunder. Dividends are declared at the discretion of the Board. The Board reviews the dividend quarterly and establishes the dividend rate based upon our consolidated financial condition, results of operations, capital requirements, current and projected cash flows, business prospects, and other relevant factors. There is no guarantee that we will continue the payment of dividends in the future or that any dividends declared by the Board in the future will be similar in amount or timing to any dividends previously declared by the Board.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience, current trends and other factors that we believe to be relevant and reasonable under the circumstances at the time the estimate was made. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting estimates are defined as those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations. Although actual results historically have not deviated significantly from those determined using our estimates, our financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such estimates. Our critical accounting estimates have not significantly changed from those discussed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of the 2025 Form 10-K, with the exception of the estimate below.

Redeemable noncontrolling interest (Sitem Group) – The determination of whether redemption is probable requires significant judgment, including evaluating contractual terms, market conditions, and the intent of minority holders. If redemption becomes probable, the carrying amount is adjusted to redemption value, which could increase volatility in retained earnings and additional paid-in capital in future periods.

Management believes that disclosure of these policies and impacts is necessary for investors to understand the effect of redeemable noncontrolling interests on our financial condition, results of operations, and liquidity.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Market risks have not materially changed from those disclosed in “Part II – Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” of the 2025 Form 10-K.

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

Management, under the supervision of and with the participation of Worthington Steel’s principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q (the quarterly period ended August 31, 2025). Based on that evaluation, Worthington Steel’s principal executive officer and principal financial officer have concluded that such disclosure controls and procedures designed at the reasonable assurance level and were effective at a reasonable assurance level as of the end of the quarterly period covered by this Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Form 10-Q (the quarterly period ended August 31, 2025) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. – Legal Proceedings

We are involved in various judicial and administrative proceedings, as both plaintiff and defendant, arising in the ordinary course of business. We do not believe that any such proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A. – Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “PART I – Item 1A. – Risk Factors” of the 2025 Form 10-K available at www.sec.gov or at www.worthingtonsteel.com, we included a detailed discussion of our risk factors. Our risk factors have not changed significantly from those disclosed in the 2025 Form 10-K. These risk factors should be read carefully when evaluating our business and investments in the common shares and in connection with the forward-looking statements and other information contained in this Form 10-Q. Any of the risks described in the 2025 Form 10-K could materially affect our business, consolidated financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in the 2025 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, consolidated financial condition and/or future results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no equity securities of Worthington Steel sold by Worthington Steel during the period covered by this Form 10-Q, which were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Common shares withheld to cover tax withholding obligations in connection with the vesting of restricted stock awards and performance share awards are treated as common share repurchases. However, those withheld common shares are not considered common share repurchases under an authorized common share repurchase plan or program. The table below provides information regarding common shares withheld from our employees to satisfy minimum statutory tax withholding obligations arising from the vesting of restricted common shares and performance share awards.

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs
June 1-30, 2025	45,070	$25.82	-	-
July 1-31, 2025	16,425	31.71	-	-
August 1-31, 2025	-	-	-	-
Total	61,495	$27.39	-

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

During the first quarter of fiscal 2026, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. – Exhibits

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Separation and Distribution Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	8-K	2.1	12/5/2023

3.1	Amended Articles of Incorporation of Worthington Steel, Inc.	8-K	3.1	12/5/2023

3.2	Amended Regulations of Worthington Steel, Inc.	8-K	3.2	12/5/2023

31.1*	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)

31.2*	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)

32.1**	Section 1350 Certification of Principal Executive Officer

32.2**	Section 1350 Certification of Principal Financial Officer

101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith

**Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON STEEL, INC.

Date: October 10, 2025	By:	/s/ Timothy A. Adams
Timothy A. Adams,
Vice President and Chief Financial Officer
(On behalf of the Registrant as Duly Authorized Officer and as Principal Financial Officer)