Form 10-Q
period 2025-11-30
Worthington Steel, Inc.
filed 2026-01-08
CIK 1968487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2025

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On January 6, 2026, the number of common shares, without par value, of the registrant issued and outstanding was 50,805,635.

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
•
the operational, data privacy, security, regulatory and legal risks associated with the Company’s reliance on AI technologies as well as its inability to stay abreast of technological advancements and its dependence on third parties who rely on AI technologies;
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

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON STEEL, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	(Unaudited)
	November 30,	May 31,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$89.8	$38.0
Restricted cash	-	54.9
Receivables, less allowances of $1.0 and $3.8, respectively	440.8	438.7
Inventories:
Raw materials	177.5	179.4
Work in process	131.1	165.6
Finished products	104.4	77.0
Total inventories	413.0	422.0
Income taxes receivable	4.8	0.1
Assets held for sale	10.2	11.5
Prepaid expenses and other current assets	91.7	83.3
Total current assets	1,050.3	1,048.5
Investment in unconsolidated affiliate	133.8	126.6
Operating lease right-of-use assets	84.4	72.6
Finance lease right-of-use assets, net of accumulated amortization of $1.4 and $–, respectively	9.7	-
Goodwill	101.5	79.6
Other intangible assets, net of accumulated amortization of $54.3 and $50.3, respectively	88.3	67.9
Deferred income taxes	10.7	11.4
Other assets	7.9	7.0
Property, plant and equipment:
Land	42.1	38.6
Buildings and improvements	218.9	190.4
Machinery and equipment	1,025.1	942.6
Construction in progress	170.0	132.7
Total property, plant and equipment	1,456.1	1,304.3
Less: accumulated depreciation	792.7	756.1
Total property, plant and equipment, net	663.4	548.2
Total assets	$2,150.0	$1,961.8

See condensed notes to consolidated financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	(Unaudited)
	November 30,	May 31,
	2025	2025
Liabilities, mezzanine equity, and equity
Current liabilities:
Accounts payable	$339.2	$402.5
Short-term borrowings	110.0	149.2
Accrued compensation, contributions to employee benefit plans and related taxes	53.8	43.0
Dividends payable	9.0	9.3
Other accrued items	28.6	15.3
Current operating lease liabilities	10.3	7.7
Current finance lease liabilities	2.4	-
Income taxes payable	1.2	4.5
Current maturities of long-term debt	30.4	-
Total current liabilities	584.9	631.5
Other liabilities	51.7	32.8
Long-term debt	41.7	2.3
Noncurrent operating lease liabilities	78.5	68.7
Noncurrent finance lease liabilities	5.5	-
Deferred income taxes	40.8	28.6
Total liabilities	803.1	763.9

Mezzanine equity:
Redeemable noncontrolling interest (“Redeemable NCI”)	98.2	-
Total mezzanine equity	98.2	-

Shareholders’ equity – controlling interest:
Preferred shares, without par value; authorized – 1,000,000 shares; no shares issued or outstanding	-	-
Common shares, without par value; authorized – 150,000,000 shares; issued and outstanding 49,857,111 shares and 49,548,895 shares, respectively	-	-
Additional Paid-in Capital (“APIC”)	915.1	913.9
Retained Earnings	203.5	164.2
Accumulated other comprehensive loss, net of taxes of $(2.3) and $(2.0), respectively	(1.5)	(4.0)
Total Shareholders’ equity – controlling interest	1,117.1	1,074.1
Noncontrolling interests (“NCI”)	131.6	123.8
Total equity	1,248.7	1,197.9
Total liabilities, mezzanine equity, and equity	$2,150.0	$1,961.8

See condensed notes to consolidated financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2025	2024	2025	2024
Net sales	$871.9	$739.0	$1,744.8	$1,573.0
Cost of goods sold	778.7	659.0	1,536.4	1,392.6
Gross margin	93.2	80.0	208.4	180.4
Selling, general and administrative expense	70.9	61.1	138.8	118.1
Impairment of assets	0.6	-	0.6	-
Restructuring and other (income), net	-	-	(1.0)	-
Operating income	21.7	18.9	70.0	62.3
Other income (expense):
Miscellaneous income (expense), net	(0.1)	3.8	0.1	(2.1)
Interest expense, net	(2.7)	(2.1)	(5.6)	(4.7)
Equity in net income (loss) of unconsolidated affiliate	6.8	(0.9)	13.2	0.4
Earnings before income taxes	25.7	19.7	77.7	55.9
Income tax expense	4.2	3.6	17.6	7.6
Net earnings	21.5	16.1	60.1	48.3
Net earnings attributable to noncontrolling interests	2.7	3.3	4.5	7.1
Net earnings attributable to controlling interest	$18.8	$12.8	$55.6	$41.2

Basic
Weighted average common shares outstanding	49.8	49.5	49.7	49.4
Earnings per share attributable to controlling interest	$0.38	$0.26	$1.12	$0.83

Diluted
Weighted average common shares outstanding	50.7	50.6	50.6	50.5
Earnings per share attributable to controlling interest	$0.37	$0.25	$1.10	$0.82

Common shares outstanding at end of period	49.9	49.5	49.9	49.5

Cash dividends declared per share	$0.16	$0.16	$0.32	$0.32

See condensed notes to consolidated financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2025	2024	2025	2024
Net earnings attributable to controlling interest	$18.8	$12.8	$55.6	$41.2
Net earnings attributable to noncontrolling interests	2.7	3.3	4.5	7.1
Net earnings	21.5	16.1	60.1	48.3
Other comprehensive income, net of tax
Foreign currency translation, net	1.1	(4.8)	1.7	(2.7)
Net investment hedge	(0.6)	-	(0.6)	-
Pension liability adjustment	-	(1.0)	-	(1.0)
Cash flow hedges	1.4	(0.1)	1.4	-
Other comprehensive income (loss)	1.9	(5.9)	2.5	(3.7)
Comprehensive income	23.4	10.2	62.6	44.6
Comprehensive income attributable to noncontrolling interests	2.7	3.3	4.5	7.1
Comprehensive income attributable to controlling interest	$20.7	$6.9	$58.1	$37.5

See condensed notes to consolidated financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	November 30,	November 30,
	2025	2024
Operating activities:
Net earnings	$60.1	$48.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	42.0	32.5
Impairment of assets	0.6	-
Benefit from deferred income taxes	(0.9)	(2.3)
Bad debt expense	0.2	2.1
Equity in net income of unconsolidated affiliate, net of distributions	(7.2)	4.6
Net gain on sale of assets	(0.7)	(1.2)
Stock-based compensation	11.4	5.3
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	34.8	94.7
Inventories	49.6	62.4
Accounts payable	(93.6)	(99.6)
Accrued compensation and employee benefits	(1.6)	(18.7)
Other operating items, net	(1.7)	(5.5)
Net cash provided by operating activities	93.0	122.6

Investing activities:
Investment in property, plant and equipment	(54.1)	(56.3)
Acquisitions, net of cash acquired	(1.6)	-
Proceeds from sale of assets, net of selling costs	1.4	1.1
Net cash used in investing activities	(54.3)	(55.2)

Financing activities:
Repayments of short-term borrowings, net	(35.0)	(25.0)
Proceeds from revolving credit facility borrowings - swing loans	845.2	223.8
Repayments of revolving credit facility borrowings - swing loans	(849.4)	(231.8)
Proceeds from long-term debt, net of issuance costs	23.8	-
Principal payments on long-term debt	(5.2)	-
Proceeds from issuance of common shares, net of tax withholdings	(4.8)	(1.7)
Payments to noncontrolling interests	-	(5.0)
Dividends paid	(16.5)	(15.9)
Net cash used in financing activities	(41.9)	(55.6)

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	0.1	-
Increase (decrease) in cash, cash equivalents and restricted cash	(3.1)	11.8
Cash, cash equivalents, and restricted cash at beginning of period	92.9	40.2
Cash, cash equivalents, and restricted cash at end of period	$89.8	$52.0

See condensed notes to consolidated financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND MEZZANINE EQUITY

(In millions, except per common share amounts)

(Unaudited)

	Shareholders’ Equity
									Mezzanine
	Controlling Interest								Equity

	Common Shares			AOCI,	Retained				Redeemable
	Shares	Amount	APIC	Net of Tax	Earnings	Total	NCI	Total	NCI
Balance at May 31, 2025	49,548,895	$-	$913.9	$(4.0)	$164.2	$1,074.1	$123.8	$1,197.9	$-
Acquisition (Note 12)	-	-	-	-	-	-	-	-	99.2
Contribution of Tempel Nagold (Note 12)	-	-	(0.7)	-	-	(0.7)	-	(0.7)	0.7
Net earnings (loss)	-	-	-	-	36.8	36.8	4.5	41.3	(2.7)
Other comprehensive income	-	-	-	0.6	-	0.6	-	0.6	-
Foreign currency translation	-	-	-	-	-	-	-	-	0.5
Common shares issued, net of withholding tax	86,349	-	(1.6)	-	-	(1.6)	-	(1.6)	-
Theoretical common shares in non-qualified deferred compensation plans	-	-	0.1	-	-	0.1	-	0.1	-
Stock-based compensation	-	-	3.6	-	-	3.6	-	3.6	-
Cash dividends declared ($0.16) per common share	-	-	-	-	(8.0)	(8.0)	-	(8.0)	-
Balance at August 31, 2025	49,635,244	$-	$915.3	$(3.4)	$193.0	$1,104.9	$128.3	$1,233.2	$97.7
Net earnings	-	-	-	-	18.8	18.8	3.3	22.1	(0.6)
Other comprehensive income	-	-	-	1.9	-	1.9	-	1.9	-
Foreign currency translation	-	-	-	-	-	-	-	-	1.1
Common shares issued, net of withholding tax	221,867	-	(3.2)	-	-	(3.2)	-	(3.2)	-
Stock-based compensation	-	-	3.0	-	-	3.0	-	3.0	-
Cash dividends declared ($0.16) per common share	-	-	-	-	(8.3)	(8.3)	-	(8.3)	-
Balance at November 30, 2025	49,857,111	$-	$915.1	$(1.5)	$203.5	$1,117.1	$131.6	$1,248.7	$98.2

	Shareholders’ Equity
									Mezzanine
	Controlling Interest								Equity

	Common Shares			AOCI,	Retained				Redeemable
	Shares	Amount	APIC	Net of Tax	Earnings	Total	NCI	Total	NCI
Balance at May 31, 2024	49,331,514	$-	$905.3	$(6.1)	$86.1	$985.3	$132.2	$1,117.5	$-
Net earnings	-	-	-	-	28.4	28.4	3.8	32.2	-
Other comprehensive income	-	-	-	2.2	-	2.2	-	2.2	-
Common shares issued, net of withholding tax	93,217	-	(1.6)	-	-	(1.6)	-	(1.6)	-
Stock-based compensation	-	-	3.0	-	-	3.0	-	3.0	-
Dividends to noncontrolling interests	-	-	-	-	-	-	(1.9)	(1.9)	-
Cash dividends declared ($0.16) per common share	-	-	-	-	(8.2)	(8.2)	-	(8.2)	-
Balance at August 31, 2024	49,424,731	$-	$906.7	$(3.9)	$106.3	$1,009.1	$134.1	$1,143.2	$-
Net earnings	-	-	-	-	12.8	12.8	3.3	16.1	-
Other comprehensive loss	-	-	-	(5.9)	-	(5.9)	-	(5.9)	-
Common shares issued, net of withholding tax	58,251	-	(0.1)	-	-	(0.1)	-	(0.1)	-
Theoretical common shares in non-qualified deferred compensation plans	-	-	0.1	-	-	0.1	-	0.1	-
Stock-based compensation	-	-	2.9	-	-	2.9	-	2.9	-
Dividends to noncontrolling interests	-	-	-	-	-	-	(3.1)	(3.1)	-
Cash dividends declared ($0.16) per common share	-	-	-	-	(8.1)	(8.1)	-	(8.1)	-
Balance at November 30, 2024	49,482,982	$-	$909.6	$(9.8)	$111.0	$1,010.8	$134.3	$1,145.1	$-

See condensed notes to consolidated financial statements.

WORTHINGTON STEEL, INC.

Condensed Notes to CONSOLIDATED Financial Statements

(Unaudited)

Note 1 – Description of Business and Basis of Presentation

Description of Business

The Company is one of North America’s premier value-added steel processors with the ability to provide a diversified range of products and services that span a variety of end markets. The Company maintains market-leading positions in the North American carbon flat-rolled steel and tailor welded blank industries and is one of the largest global producers of electrical steel laminations. For over 70 years, the Company has been delivering high quality steel processing capabilities across a variety of end-markets including automotive, heavy truck, agriculture, construction, and energy. The Company serves its customers by processing flat-rolled steel coils, which are sourced primarily from various North American steel mills, into the precise type, thickness, length, width, shape, and surface quality required by customer specifications. The Company sells steel on a direct basis, whereby it is exposed to the risks and rewards of ownership of the material while in its possession. Additionally, the Company toll processes steel under a fee for service arrangement whereby it processes customer-owned material. The Company’s manufacturing facilities further benefit from the flexibility to scale between direct and tolling services based on demand dynamics throughout the year.

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

On June 3, 2025, the Company, through its wholly owned subsidiary Tempel Steel Company, LLC (“Tempel”), completed its acquisition of 52% of the issued and outstanding capital stock of S.I.T.E.M. S.p.A., a joint stock company incorporated under the laws of Italy (“Sitem” and, together with its subsidiaries, Stanzwerk AG, Decoup S.A.S. and Sitem Slovakia spol. s r.o., the “Sitem Group”). The results of Sitem Group are included in the Company’s consolidated financial statements on a one-month reporting lag to allow for the timely completion of its financial reporting process. The Company did not identify any material events during the lag period that would require adjustment to the consolidated financial statements. For additional information, see “Note 12 – Acquisitions.”

The Company owns controlling interests in the following four operating joint ventures: Spartan Steel Coating, L.L.C. (“Spartan”) (52% interest); TWB Company, L.L.C. (“TWB”) (55% interest); Worthington Samuel Coil Processing, L.L.C. (“WSCP”) (63% interest); and Sitem Group (52% interest). The Company also owns a controlling interest (51% interest) in Worthington Specialty Processing (“WSP”), which became a nonoperating joint venture on October 31, 2022, when its remaining net assets were sold. These joint ventures are consolidated with the equity owned by the other joint venture members shown as NCI, or Redeemable NCI in the case of Sitem Group, on the Company’s consolidated balance sheets, and their portions of net earnings and other comprehensive income (loss) (“OCI”) shown as net earnings or comprehensive income attributable to noncontrolling interests in the Company’s consolidated statements of earnings and comprehensive income, respectively.

The Company owns a noncontrolling interest (50% interest) in one unconsolidated joint venture: Serviacero Planos, S. de R.L. de C.V. (“Serviacero Worthington”). The Company’s investment in its unconsolidated affiliate is accounted for using the equity method with the Company’s proportionate share of income or loss recognized within equity in net income (loss) of unconsolidated affiliate (“equity income”) in its consolidated statements of earnings. Distributions received are recognized as a reduction of the carrying amount of the investment. See further discussion of the Company’s unconsolidated affiliate in “Note 3 – Investment in Unconsolidated Affiliate.”

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

New Accounting Policy – Redeemable Noncontrolling Interest

During the first quarter of fiscal 2026, the Company entered into an agreement with certain minority interest holders of Sitem Group that provides them with redemption rights (i.e., put options) that could require the Company to purchase the minority interest holders’ remaining 48% noncontrolling interest in Sitem Group upon the occurrence of specified events. These redemption rights represent a new type of transaction for the Company, and accordingly the following accounting policy is being disclosed. As these redemption rights are not solely within the control of the Company, such interests are classified as Redeemable NCI outside of permanent equity, or mezzanine equity, on the Company’s consolidated balance sheets.

At initial recognition, redeemable noncontrolling interests are recorded at their issuance-date, or acquisition date, fair value. Subsequently, redeemable noncontrolling interests that are currently redeemable, or probable of becoming redeemable, are adjusted to the greater of (i) current redemption value or (ii) initial carrying amount. Adjustments to redemption value are recorded through retained earnings or, in the absence of retained earnings, through APIC. Upward adjustments are considered a deemed dividend, and would result in a reduction to earnings available to common shareholders for the calculation of earnings per common share. For additional information, see “Note 9 – Mezzanine Equity.”

Prior-period financial statements were not recast, as these redemption rights were not applicable in prior periods.

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows as of the beginning and end of the periods presented:

	Six Months Ended
	November 30,	November 30,
(In millions)	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	38.0	40.2
Restricted cash	54.9	-
Total cash and cash equivalents and restricted cash, at beginning of period	$92.9	$40.2

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	89.8	52.0
Restricted cash	-	-
Total cash and cash equivalents and restricted cash, at end of period	$89.8	$52.0

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

The following table summarizes the concentration percentage of consolidated net sales for the periods presented:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(Percentage of Net Sales)	2025	2024	2025	2024
End Market – Automotive	56%	52%	56%	51%
Detroit Three Automakers	36%	32%	35%	32%
Largest Automotive Customers:
Customer A	15%	11%	14%	12%
Customer B	14%	15%	14%	14%

Preparation of Financial Statements Including the Use of Estimates

These interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments that are of a normal and recurring nature necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. Operating results for the second quarter of fiscal 2026 are not necessarily indicative of the results that may be expected for the entirety of fiscal 2026 or any other quarter. These interim unaudited consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the 2025 Form 10-K.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Reclassifications: Certain amounts disclosed within the Company’s condensed notes to the consolidated financial statements have been reclassified to conform to the current presentation. The reclassifications relate to the unaudited proforma earnings disclosures for Sitem Group and have been updated to include clarified assumptions for the year-to-date amounts disclosed and to the removal of the deemed dividend on noncontrolling interest recorded in the first quarter of fiscal 2026. The adjustments had an immaterial impact to the reported results.

Impairment of Assets

During the second quarter of fiscal 2026, the net asset value on certain machinery at the Company’s manufacturing facility in Taylor, Michigan was lowered to $0.5 million, resulting in a pre-tax impairment charge of $0.6 million.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

There have been no new accounting standards adopted since the filing of the 2025 Form 10-K that have significance, or potential significance, to the interim condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

Improvements to Income Tax Disclosures – In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures, which expands disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The ASU is effective for fiscal years beginning after December 15, 2024. The Company expects the adoption of this ASU will result in enhanced disclosures but will not impact its consolidated financial statements.

Disaggregation of Income Statement Expenses – In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This guidance requires the disaggregation of certain expense captions into specified categories in disclosures within the notes to the financial statements to provide enhanced transparency into the expense captions presented on the statement of earnings. It is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. Adoption may be applied either prospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact of adoption, but it expects the adoption of this ASU will result in additional disclosures and will not result in a material impact on its consolidated financial statements.

Targeted Improvements to the Accounting for Internal-Use Software – In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). This guidance modernizes the accounting for internal-use software. ASU 2025-06 removes all references to software development stages and requires capitalization of software costs when management has committed to the software project and it is probable the software will be completed and perform its intended use. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2027, with early adoption permitted. ASU 2025-06 can be applied prospectively to new software costs incurred as of the beginning of the adoption period for all projects, prospectively to new software costs incurred only for projects that meet the new capitalization requirements, or retrospectively by recasting comparative periods and recognizing a cumulative-effect adjustment to the opening balance of retained earnings of the first period presented. The Company is currently evaluating the impact that adoption of ASU 2025-06 will have on its consolidated financial statements and related disclosures.

Hedge Accounting Improvements – In September 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”). This guidance amends existing guidance to simplify the application of hedge accounting, enhance alignment between risk management activities and financial reporting, and provide additional flexibility in the designation and measurement of certain hedging relationships. The amendments included in the five matters addressed in this ASU are intended to better reflect those strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. It is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact that adoption of ASU 2025-09 will have on its consolidated financial statements and related disclosures.

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

The following table summarizes net sales by product class for the periods presented:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In millions)	2025	2024	2025	2024
Product class
Direct	$844.1	$700.9	$1,683.6	$1,490.8
Toll	27.8	38.1	61.2	82.2
Total	$871.9	$739.0	$1,744.8	$1,573.0

The following table summarizes the unbilled receivables and contract assets at the dates indicated:

		November 30,	May 31,
(In millions)	Balance Sheet Classification	2025	2025
Unbilled receivables	Receivables	$3.2	$4.0
Contract assets	Prepaid expenses and other current assets	$9.9	$7.0

The following table summarizes the changes in contract liabilities for the periods presented:

(In millions)
Balance at May 31, 2025	$5.2
Unearned revenue from cash received during the period	2.4
Revenue recognized related to contract liability balance	(2.0)
Balance at November 30, 2025	$5.6

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

The Company received distributions from Serviacero Worthington of $6.0 million and $5.0 million during the six months ended November 30, 2025 and November 30, 2024, respectively, and distributions of $6.0 million and $5.0 million during the three months ended November 30, 2025, and November 30, 2024.

The following tables summarize certain financial information of Serviacero Worthington as of the dates, and for the periods presented:

	November 30,	May 31,
(In millions)	2025	2025
Cash and cash equivalents	$31.6	$16.0
Other current assets	213.6	219.4
Noncurrent assets	60.5	62.2
Total assets	$305.7	$297.6

Current liabilities	34.5	40.5
Other noncurrent liabilities	4.8	5.0
Equity	266.4	252.1
Total liabilities and equity	$305.7	$297.6

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In millions)	2025	2024	2025	2024
Net sales	$136.7	$138.7	$270.8	$287.2
Gross margin	18.2	9.6	36.8	25.2
Operating income	14.5	5.5	28.9	17.2
Depreciation and amortization	1.1	1.2	2.0	2.3
Interest expense	-	-	-	-
Income tax expense	0.7	5.8	2.7	12.6
Net earnings (loss)	13.6	(1.7)	26.3	0.9

The following table presents the net earnings of Serviacero Worthington attributable to the Company for the periods presented:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In millions)	2025	2024	2025	2024
Equity in net income (loss) of unconsolidated affiliate	$6.8	$(0.9)	$13.2	$0.4

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

A progression of the liabilities associated with the restructuring activities, combined with a reconciliation to the restructuring and other (income), net financial statement caption in the Company’s consolidated statement of earnings as of the dates presented, is summarized below:

	Balance, as of	Expense			Balance, as of
(In millions)	May 31, 2025	(Income)	Payments	Adjustments	November 30, 2025
Early retirement and severance	$2.1	$-	$(1.2)	$-	$0.9
Net gain on sale of assets		(1.0)
Restructuring and other (income), net		$(1.0)

During the six months ended November 30, 2025, the following actions were taken related to our restructuring activities:

•
The Company made early retirement and severance payments of $0.7 million associated with a TWB voluntary retirement program (“VRP”). Under the terms of the VRP, eligible TWB employees in the U.S. who chose to participate in the program were offered severance based on their years of service. The VRP was closed to employee acceptance during the fourth quarter of fiscal 2025. The Company does not expect to incur additional material severance expenses in fiscal 2026 or beyond due to these announced plans.
•
The Company made severance payments of $0.5 million associated with its announced plans to consolidate WSCP’s remaining Cleveland, Ohio toll processing manufacturing facility into WSCP’s existing manufacturing facility in Twinsburg, Ohio. The Company does not expect to incur additional material severance expenses in fiscal 2026 or beyond due to these announced plans. During the first quarter of fiscal 2026, the Company sold machinery and equipment with a net book value of $0.3 million that was reported within assets held for sale for net cash proceeds of $1.3 million, resulting in a pre-tax gain of $1.0 million.

The total liability as of November 30, 2025, is expected to be paid in the next 12 months.

Note 5 – Contingent Liabilities and Commitments

The Company accrues for loss contingencies when losses are probable and reasonably estimable. Otherwise, the Company discloses the matter if there is a reasonable possibility that a loss may have occurred.

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

At November 30, 2025, the Company had in place outstanding stand-by letters of credit in the aggregate amount of $2.4 million issued to third-party service providers. The fair value of the guarantee instruments, based on premiums paid, was not material and no amounts were drawn against it at November 30, 2025. These guarantee instruments are subject to annual renewal.

Note 7 – Debt

The following table summarizes the Company’s debt outstanding at the dates presented:

		Rate			November 30,	May 31,
(In millions)	Security	Type	Rate	Maturity	2025	2025
Long-term debt:
Canadian Expansion Loans:
FED DEV Loan	Unsecured	–	–	March 2032	$2.3	$2.3
BDC Loan	Secured	Variable	BDC Floating Base Rate minus 1.75%	June 2051	21.2	-
AMIC Loan	Unsecured	Fixed	0% until June 2028, 5.97% thereafter	May 2032	1.8	-

Sitem Group Term Loans:
Sitem Group Term Loan 1 (a)	Unsecured	Variable	Euribor 3m/360 + 1.50%	June 2029	3.6	-
Sitem Group Term Loan 2	Unsecured	Fixed	1.50%	March 2027	1.1	-
Sitem Group Term Loan 3	Secured	Fixed	1.94%	September 2030	4.2	-
Sitem Group Term Loan 4	Unsecured	Fixed	0.36%	February 2029	0.2	-
Sitem Group Term Loan 5 (b)	Unsecured	Variable	Euribor 3m/360 + 1.60%	March 2029	3.3	-
Sitem Group Term Loan 6	Unsecured	Fixed	0.55%	December 2028	0.8	-
Sitem Group Term Loan 7 (b)	Unsecured	Variable	Euribor 1m/360 + 1.40%	March 2027	0.9	-
Sitem Group Term Loan 8	Secured	Variable	Euribor 1m/360 + 1.65%	May 2026	0.9	-
Sitem Group Term Loan 9 (c)	Secured	Variable	Euribor 3m/360 + 1.90%	March 2030	6.2	-
Sitem Group Term Loan 10	Secured	Variable	Euribor 3m/360 + 1.20%	September 2026	0.4	-
Sitem Group Term Loan 11	Unsecured	Variable	Euribor 3m/360 + 1.65%	March 2028	3.7	-
Sitem Group Term Loan 12	Unsecured	Fixed	0.65%	November 2025	0.2	-
Sitem Group Term Loan 13	Secured	Fixed	0.90%	October 2026	0.1	-
Standstill Agreement – Sitem Group	Secured	Variable	SARON (subject to 0% floor) + 5.0%	June 2026	21.2	-
Total					72.1	2.3
Less: current maturities of long-term debt	–	–	–	–	30.4	-
Long-term debt, net of current maturities					$41.7	$2.3

Short-term borrowing and current maturities:
Revolving credit facility	Secured	Variable	Various	November 2028	$110.0	$149.2
Current maturities of long-term debt	–	–	–	–	30.4	-
Total short-term borrowings and current maturities					140.4	149.2
Total Debt					$182.1	$151.5

(a)
Annually, Sitem Group shall maintain a ratio of bank debt plus financial lease obligations less cash and cash equivalents (“Net Financial Position” or “NFP”) to net earnings before interest, tax, depreciation and amortization (“EBITDA”) less than or equal to 3, and a ratio of NFP to Equity less than or equal to 1.
(b)
Annually, Sitem Group shall maintain a ratio of NFP to EBITDA less than or equal to 3, a ratio of NFP to Equity less than or equal to 1, a ratio of EBITDA to financial expenses less than or equal to 10, and a NFP less than or equal to €40.0 million (approximately USD $46.1 million as of November 30, 2025).
(c)
Annually, Sitem Group shall maintain a ratio of NFP to EBITDA less than or equal to 3.60, a ratio of NFP to Equity less than or equal to 1.20, a ratio of EBITDA to financial expenses less than or equal to 8, and a NFP less than or equal to €48.0 million (approximately USD $55.4 million as of November 30, 2025).

Foreign currency-denominated borrowings are translated at the applicable reporting period exchange rates, with translation adjustments recorded in accumulated other comprehensive income (loss) (“AOCI”).

The following table provides the maturities of long-term debt in the next five years and the remaining years thereafter as of November 30, 2025:

(In millions)
Year 1	$30.4
Year 2	7.7
Year 3	6.6
Year 4	5.4
Year 5	3.2
Thereafter	18.8
Total	$72.1

As of November 30, 2025, there are $110.0 million of short-term borrowings under the Credit Facility due in fiscal 2026.

Short-Term borrowings

Revolving Credit Facility

On November 30, 2023, the Company entered into a senior secured revolving credit facility scheduled to mature on November 30, 2028, with a group of lenders (the “Credit Facility”). The Credit Facility provides capacity of up to $550.0 million to the extent secured by eligible accounts receivable and inventory balances at period end, which consist primarily of U.S. dollar denominated account balances. At November 30, 2025 and May 31, 2025, there were $110.0 million and $149.2 million, respectively, of outstanding borrowings drawn against the Credit Facility. After accounting for the eligible borrowing base, at November 30, 2025 and May 31, 2025, availability under the Credit Facility was $306.1 million and $260.9 million, respectively. Individual amounts drawn under the Credit Facility accrue interest at rates equal to an applicable margin over the one-, three-, or six-month term Secured Overnight Financing Rate (“SOFR Rate”), plus a SOFR adjustment. The Company incurred approximately $2.7 million of issuance costs, of which $2.5 million will be amortized to interest expense over the expected five-year term of the Credit Facility and are reflected in other assets.

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

The swing loan permits the Company to draw on the Credit Facility at any time up to a maximum of the greater of (i) $55 million and (ii) 10% of the then-maximum amount of the Credit Facility. The swing loan interest rate is variable based upon the interest rate market. As of November 30, 2025 and May 31, 2025, the swing loan rate was equal to 7.50% and 8.00%, respectively. Any amounts drawn on the swing loan mature on the same date as the maturity of the Credit Facility; however, it has been the practice of the Company to repay the outstanding draws on the swing loan within a short-term period.

The Credit Facility is secured by a first priority lien (subject to permitted liens and certain other exceptions) on certain working capital assets of the Company and the guarantors, including accounts and inventory, but excluding intellectual property, real property and equity interests, and subject to customary exceptions.

The Company currently has no material contractual or regulatory restrictions on the payment of dividends provided that no event of default exists under the Credit Facility and it meets the minimum availability threshold thereunder. As of November 30, 2025, the Company was in compliance with the financial covenants of the Credit Facility.

As of November 30, 2025 and May 31, 2025, the weighted average interest rate on the outstanding interest-bearing debt under the Credit Facility was 5.56% and 5.98%, respectively.

Long-Term Debt

Canadian Government Regional Economic Growth Loan

Tempel, a wholly owned subsidiary of Worthington Steel, owns a subsidiary in Canada (“Tempel Canada”). On December 17, 2024, Tempel Canada entered into an agreement with the Federal Economic Development Agency for Southern Ontario, Canada, through the Canadian Government’s Regional Economic Growth Innovation program, which provided a 0% interest loan of up to CAD $3.5 million (approximately USD $2.5 million as of November 30, 2025) (“FED DEV Loan”) to be used for the purchase and installation of advanced manufacturing equipment at Tempel Canada’s Burlington, Ontario location. The first distribution to Tempel Canada was received in the third quarter of fiscal 2025 in the amount of CAD $3.2 million (approximately USD $2.2 million at the time of distribution), or 90% of the total available through the program. The remaining 10% is expected to be received upon project completion. The FED DEV Loan is scheduled to be paid off in 60 equal installments beginning April 1, 2027 with the final payment due March 1, 2032. There were no debt issuance costs associated with the loan.

As of November 30, 2025 and May 31, 2025, the amount outstanding under the FED DEV Loan was $2.3 million.

Business Development Bank of Canada Canadian Loan

On March 25, 2025, Tempel Canada entered into a letter of offer (“BDC Letter”) with Business Development Bank of Canada (“BDC”). Pursuant to the terms of the BDC Letter, BDC committed to lend Tempel Canada up to CAD $57.5 million (approximately USD $41.1 million as of November 30, 2025) (“BDC Loan”), subject to the satisfaction of customary closing conditions and deliverables. The purpose of the BDC Loan is to fund the construction of a new manufacturing facility to be located in Burlington, Ontario, Canada (“Burlington Property”).

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

Worthington Steel guarantees the payment obligations of Tempel Canada in respect of the BDC Loan. As amended during the first quarter of fiscal 2026, the guarantee is for the full amount of the BDC Loan amount on the date of any demand. Provided that there has never been a breach of certain default conditions, the guarantee is reduced to 50% of the outstanding BDC Loan balance once the principal amount outstanding is less than CAD $40.0 million (approximately USD $28.6 million as of November 30, 2025), subject to the satisfaction of certain conditions. The Company will also provide customary cost overrun and completion guarantees in respect of the construction of the Burlington Property. The obligations of Tempel Canada under the BDC Letter are secured by a mortgage on the Burlington Property, an assignment of rents relating to the Burlington Property, and a lien on certain equipment and other personal property located on or used in connection with the Burlington Property.

The BDC Loan contains representations, covenants and events of default customary for transactions of this nature, including that Tempel Canada will maintain a total debt to tangible equity ratio of 1.0 to 1.0 and a fixed charge coverage ratio of 1.15 to 1.0, each tested annually beginning May 31, 2026.

As of November 30, 2025, the amount outstanding under the BDC Loan was $21.2 million, while there were no amounts drawn and outstanding as of May 31, 2025.

Canadian Advanced Manufacturing and Innovation Competitiveness Loan

On May 12, 2025, Tempel Canada entered into an agreement with the Province of Ontario’s Minister of Economic Development, Job Creation and Trade, which provided a loan for up to CAD $5.0 million (approximately USD $3.6 million as of November 30, 2025) (“AMIC Loan”) to support building and equipment expansion at the Burlington Property. During fiscal 2026, the Company received total distributions of CAD $2.5 million (approximately USD $1.8 million as of November 30, 2025). The remaining amount of the loan is expected to be received in steps as project spending progresses. The AMIC Loan is interest free until June 1, 2028, at which point it will bear interest at a fixed rate of 5.97% per annum with interest due annually. The AMIC Loan is scheduled to be paid off in four equal annual installments beginning June 30, 2029 with the final payment due June 30, 2032. The AMIC Loan is structured with an incentive component that states up to CAD $0.5 million (approximately USD $0.4 million as of November 30, 2025) of the principal may be forgiven if certain performance targets are met. The Company will continue to recognize the full liability until such time as the conditions for forgiveness are satisfied. There were no debt issuance costs associated with the AMIC Loan.

As of November 30, 2025, the amount outstanding under the AMIC Loan was $1.8 million.

Sitem Group

The Company assumed the liabilities of Sitem Group as part of the acquisition and recorded Sitem Group liabilities within the Company’s consolidated balance sheets. Sitem Group’s obligations included various Euro-denominated term loans, which have varying maturities, interest rates and interest rate mechanisms, and have periodic payments due until maturity. The obligations, along with the relevant loan terms, are included in the summary table within this footnote. Sitem Group was in compliance with its financial covenants as of November 30, 2025.

Standstill Agreement – Sitem Group

Sitem Group, through its subsidiary Stanzwerk AG, entered into a standstill agreement (the “standstill agreement”) with UBS Switzerland AG, as agent and a syndicate of lenders in April 2025. The agreement relates to bilateral credit facilities originally provided to Stanzwerk AG in the aggregate principal amount of CHF 17.1 million (approximately USD $21.2 million as of November 30, 2025). Under the terms of the standstill agreement, the lenders agreed to maintain availability under the credit lines through June 30, 2026, and to forbear from exercising termination, enforcement, or acceleration rights with respect to scheduled repayments or collateral during the standstill period, subject to customary extraordinary termination rights upon events of default.

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

The standstill agreement contains financial covenants requiring Stanzwerk AG to maintain (i) a minimum equity ratio of 15%, tested quarterly beginning June 30, 2025, and (ii) minimum liquidity of CHF 4.0 million (approximately USD $5.0 million as of November 30, 2025), tested monthly beginning April 30, 2025. Stanzwerk AG was in compliance with these covenants as of November 30, 2025.

Other Debt

Other – Tempel China

Tempel owns a subsidiary in China (“Tempel China”), and Tempel China utilizes multiple short-term loan facilities, which are used to finance raw material purchases, and are collateralized by Tempel China property and equipment. There were no outstanding borrowings under the facilities at November 30, 2025 and May 31, 2025.

As of November 30, 2025, Tempel China had two active short-term loan facilities, for an aggregate amount of CNY 90.0 million (approximately USD $12.7 million and USD $12.5 million, as of November 30, 2025 and May 31, 2025), respectively. The first facility is for CNY 40.0 million (approximately USD $5.6 million as of November 30, 2025) and matures on September 10, 2026. The second facility is for CNY 50.0 million (approximately USD $7.1 million as of November 30, 2025) and matures on July 29, 2026.

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

The aggregate size of the Tempel India credit facilities is INR 1,200.0 million (approximately USD $13.4 million and USD $14.0 million as of November 30, 2025 and May 31, 2025, respectively), subject to adjustment pursuant to the security noted above. One credit facility is for INR 550.0 million (approximately USD $6.1 million as of November 30, 2025) and matured on December 18, 2025. The Company submitted renewal documentation to the lending bank and is in the process of renewing the credit facility. The Company continues to have access to the facility and, pending completion of the renewal process, expects the credit facility to be renewed for an additional 12-month term. The other credit facility is for INR 650.0 million (approximately USD $7.3 million as of November 30, 2025) and matures on December 15, 2026. Both the credit facilities allow for borrowing on the lines of credit up to a sublimit of the total facility size, which was equal to an aggregate of INR 600.0 million (approximately USD $6.7 million and USD $7.0 million, as of November 30, 2025 and May 31, 2025, respectively). Interest is payable monthly and will accrue on the outstanding balance according to the lender’s base lending rate plus an applicable margin as determined by the lender. As of November 30, 2025 and May 31, 2025, there were no borrowings outstanding under Tempel India line of credit facilities.

Letters of credit may be drawn against the aggregate limit of these credit facilities, excluding any amounts drawn by the lines of credit. As of November 30, 2025 and May 31, 2025, no amounts under the Tempel India credit facilities were due to the financial institutions. The purchases, made in the normal course of business that are supported by the letters of credit, are recorded in accounts payable in the consolidated balance sheets as of November 30, 2025 and May 31, 2025.

Other – Sitem Slovakia

Tempel owns a majority interest in a subsidiary in Slovakia (“Sitem Slovakia”), and Sitem Slovakia has an overdraft line of credit in the amount of €0.3 million (approximately USD $0.4 million as of November 30, 2025), which is secured by Sitem Slovakia’s trade receivables. The overdraft line of credit matures in February 2026, and is reviewed annually for renewal. Outstanding borrowings carry an interest rate of 1-month Euribor plus 1.75%. There were no borrowings outstanding under the facilities as of November 30, 2025.

Note 8 – Other Comprehensive Income (Loss)

Other Comprehensive Income (Loss): The following table summarizes the tax effects on each component of OCI for the periods presented:

	Three Months Ended
	November 30, 2025			November 30, 2024
(In millions)	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
Currency translation adjustments:
Foreign currency translation, net	$1.1	$-	$1.1	$(4.8)	$-	$(4.8)
Net investment hedge	(0.7)	0.1	(0.6)	-	-	-
Pension liability adjustment	-	-	-	(1.3)	0.3	(1.0)
Cash flow hedges	1.8	(0.4)	1.4	(0.1)	-	(0.1)
Other comprehensive income (loss)	$2.2	$(0.3)	$1.9	$(6.2)	$0.3	$(5.9)

	Six Months Ended
	November 30, 2025			November 30, 2024
(In millions)	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
Currency translation adjustments:
Foreign currency translation, net	$1.7	$-	$1.7	$(2.7)	$-	$(2.7)
Net investment hedge	(0.7)	0.1	(0.6)	-	-	-
Pension liability adjustment	-	-	-	(1.3)	0.3	(1.0)
Cash flow hedges	1.8	(0.4)	1.4	-	-	-
Other comprehensive income (loss)	$2.8	$(0.3)	$2.5	$(4.0)	$0.3	$(3.7)

Accumulated Other Comprehensive Income (Loss): The following table summarizes the changes in AOCI for the periods presented:

	Currency Translation Adjustments
	Foreign		Total
	Currency	Net	Foreign	Pension
	Translation,	Investment	Currency	Liability	Cash Flow
(In millions)	Net	Hedge	Translation	Adjustment	Hedges	AOCI
Balance at May 31, 2025	$(10.7)	$-	$(10.7)	$7.3	$(0.6)	$(4.0)
OCI, before reclassifications	1.7	(0.7)	1.0	-	2.5	3.5
Reclassification adjustments to net earnings (1)	-	-	-	-	(0.7)	(0.7)
Income tax effect	-	0.1	0.1	-	(0.4)	(0.3)
Balance at November 30, 2025	$(9.0)	$(0.6)	$(9.6)	$7.3	$0.8	$(1.5)

	Currency Translation Adjustments
	Foreign		Total
	Currency	Net	Foreign	Pension
	Translation,	Investment	Currency	Liability	Cash Flow
(In millions)	Net	Hedge	Translation	Adjustment	Hedges	AOCI
Balance at May 31, 2024	$(11.9)	$-	$(11.9)	$8.4	$(2.6)	$(6.1)
OCI, before reclassifications	(2.7)	-	(2.7)	(4.0)	(5.3)	(12.0)
Reclassification adjustments to net earnings (1)	-	-	-	2.7	5.3	8.0
Income tax effect	-	-	-	0.3	-	0.3
Balance at November 30, 2024	$(14.6)	$-	$(14.6)	$7.4	$(2.6)	$(9.8)

(1)
The consolidated statement of earnings classification of amounts reclassified to net income include:
a.
Cash flow hedges – See the disclosure in “Note 13 – Derivative Financial Instruments and Hedging Activities”.
b.
Pension liability adjustment – During the second quarter of fiscal 2025, the Company, through Tempel, purchased (using pension plan assets) an annuity contract from a third-party insurance company to transfer approximately 25% of the total projected benefit obligation of the Tempel Employees Pension Plan as of the purchase date. As a result of this transaction: (i) the Company recognized a non-cash settlement gain of $2.7 million within miscellaneous income (expense), net; (ii) the Company was relieved of all responsibility for these transferred pension obligations; and (iii) the insurance company is now required to pay and administer the retirement benefits owed to 472 beneficiaries.

Note 9 – Mezzanine Equity

Mezzanine Equity: The Sitem Group purchase agreement includes a series of put options and call options. The put options are held by the minority investors of Sitem Group, which provide the right to sell up to 100% of their remaining interest (i.e., a 48% interest) in Sitem Group to the Company. The call options are held by the Company and provide it with the right to acquire from the minority investors of Sitem Group up to 100% of their remaining interest (i.e., a 48% interest) in Sitem Group. The call options require the achievement of certain EBITDA based milestones. There are two put options held by the minority investors and two call options held by the Company, with the first and second put option period occurring in fiscal 2030 and fiscal 2032, respectively, and the first and second call option period occurring in fiscal 2031 and 2033, respectively.

The put and call options are considered a redeemable noncontrolling interest as: (1) the minority shareholders can put the Sitem Group shares to the Company; (2) the put is outside of the Company’s control; and (3) redemption is possible as it is based upon specified financial metrics. As a result, the redeemable noncontrolling interest is presented as mezzanine equity.

The put and call options cannot be separated from the noncontrolling interest. Due to the redemption features, the minority interest is classified as a Redeemable NCI within mezzanine equity on the Company’s consolidated balance sheets. For additional information, see “Note 12 – Acquisitions.”

Redeemable noncontrolling interests are initially recorded at the issuance date fair value, which is the acquisition date for the Sitem Group transaction. When redeemable noncontrolling interest is currently redeemable, or probable of becoming redeemable, it is subsequently adjusted to the greater of current redemption value or initial carrying value. The redemption value is determined via a contractual-based formula using certain EBITDA adjusted metrics.

For the roll forward of mezzanine equity, see the Company’s consolidated statement of equity and mezzanine equity.

Note 10 – Income Taxes

The Company’s effective income tax rate (“ETR”) was 18.2% and 22.2% for the second quarter of fiscal 2026 and fiscal 2025, respectively, and 24.0% and 15.6% for the six months ended November 30, 2025 and November 30, 2024, respectively.

The ETR for the second quarter of fiscal 2026 differed from the statutory rate primarily due to excess tax benefits from share-based compensation recognized in the quarter. The ETR for the six months ended November 30, 2025 differed from the statutory rate primarily due to non-deductible executive compensation and income from unconsolidated joint ventures outside the U.S. recognized net of tax.

The ETR for the second quarter of fiscal 2025 differed from the statutory rate primarily due to foreign tax credits recognized in the quarter. The ETR for the six months ended November 30, 2024 differed from the statutory rate primarily due to a pre-acquisition tax matter at Tempel.

The provision for income taxes is based on a current estimate of the annual ETR adjusted to reflect the impact of discrete items and excludes any impact from the inclusion of net earnings attributable to NCI in the consolidated statements of earnings. Net earnings attributable to noncontrolling interests primarily relate to the Company’s consolidated joint ventures. Earnings attributable to the noncontrolling interests in the U.S. operations of the Company’s consolidated joint ventures do not generate tax expense for the Company, as the joint venture investors are taxed directly based on their respective share of earnings. The tax expense of TWB’s wholly owned foreign subsidiaries and Sitem Group is reported in the consolidated income tax expense. Management is required to estimate the annual ETR based upon its forecast of annual pre-tax income for domestic and foreign operations. The Company’s actual ETR for fiscal 2026 could be materially different from the forecasted rate as of November 30, 2025.

Note 11 – Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share attributable to controlling interest for the periods presented:

	Three Months Ended
	November 30,	November 30,
(In millions, except per share amounts)	2025	2024
Numerator (basic & diluted):
Net earnings attributable to controlling interest – income available to common shareholders	$18.8	$12.8

Denominator:
Basic earnings weighted average common shares	49.8	49.5
Effect of dilutive securities	0.9	1.1
Diluted earnings adjusted weighted average common shares	50.7	50.6
Basic earnings per common share attributable to controlling interest	$0.38	$0.26
Diluted earnings per common share attributable to controlling interest	$0.37	$0.25

Anti-dilutive non-qualified stock options and restricted common share awards(1)	0.1	0.1

	Six Months Ended
	November 30,	November 30,
(In millions, except per share amounts)	2025	2024
Numerator (basic & diluted):
Net earnings attributable to controlling interest – income available to common shareholders	$55.6	$41.2

Denominator:
Basic earnings weighted average common shares	49.7	49.4
Effect of dilutive securities	0.9	1.1
Diluted earnings adjusted weighted average common shares	50.6	50.5
Basic earnings per common share attributable to controlling interest	$1.12	$0.83
Diluted earnings per common share attributable to controlling interest	$1.10	$0.82

Anti-dilutive non-qualified stock options and restricted common share awards(1)	0.1	0.2

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

Note 12 – Acquisitions

Sitem Group (Fiscal 2026)

On June 3, 2025, Tempel completed its acquisition of 52% of Sitem Group. Sitem Group produces electric motor laminations and accessory products primarily for automotive and industrial applications in Europe.

The total purchase price as of the acquisition date for the Sitem Group acquisition consisted of the following:

(1)
Cash consideration for stock acquired from shareholders of €43.1 million ($48.9 million)
(2)
Cash capital contribution of €10.0 million ($11.3 million) related to the purchase for newly issued shares, of which €4.8 million ($5.4 million) is attributable to minority interest; and
(3)
Contribution of Tempel’s electrical steel subsidiary in Nagold, Germany (“Tempel Nagold”), which was valued at €22.0 million ($25.0 million) at the time of acquisition, of which €10.6 million ($12.0 million) is attributable to minority interest.

The cash consideration included cash that is contingent on certain customary conditions, of which €4.2 million ($4.7 million) relates to the purchase of existing shares and €0.6 million ($0.7 million) relates to the purchase of newly issued shares. As of November 30, 2025, the contingent cash consideration had not yet been paid. The acquisition was funded primarily with restricted cash held in escrow at May 31, 2025. The difference between the contributed fair value of Tempel Nagold at the time of the acquisition and the noncontrolling interest in Tempel Nagold, which was at the Company’s historical cost, was $0.7 million and was recorded as an adjustment to APIC.

As of the second quarter of fiscal 2026, total acquisition-related expenses, consisting primarily of legal, advisory, and valuation services were $5.3 million, of which $0.4 million, $0.3 million, and $2.0 million was incurred in the first quarter of fiscal 2026, second quarter of fiscal 2026, and second quarter of fiscal 2025, respectively. These costs are included in selling, general and administrative expense (“SG&A”) in the consolidated statement of earnings. There was a one-time bonus of €4.0 million ($4.6 million) that was paid in the first quarter of fiscal 2026 to key individuals at the Sitem Group as a result of the successful closing, which was recorded in SG&A in the consolidated statement of earnings. There was a deferred tax asset adjustment of €0.7 million ($0.8 million) related to the disallowance of deferred tax assets located within Germany as a result of the contribution of Tempel Nagold. This adjustment was recorded in income tax expense in the consolidated statement of earnings.

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

The following table summarizes the consideration transferred and the estimated fair value assigned to the assets acquired and liabilities assumed at the acquisition date. These amounts reflect various preliminary fair value estimates and assumptions, including preliminary work performed by a third-party valuation specialist, and are subject to change within the measurement period as the valuation is finalized. The primary areas of preliminary purchase price allocation subject to change relate to the valuation of acquired tangible assets and liabilities, identification and valuation of residual goodwill and tax effects of acquired assets and assumed liabilities. During the second quarter of fiscal 2026, the Company recognized certain tax-related measurement period adjustments shown due to changes in the underlying calculation.

			Revised
			Valuation
		Measurement	as of
	Preliminary	Period	November 30,
(In millions)	Valuation	Adjustments	2025
Consideration Transferred
Cash Consideration	$44.2	$-	$44.2
Contingent Consideration - Cash	4.7	-	4.7
Subtotal	48.9	-	48.9

Cash Capital Contribution	5.1	-	5.1
Contingent Capital Contribution - Cash	0.3	-	0.3
Subtotal	5.4	-	5.4

Contribution of Tempel’s electrical steel subsidiary in Nagold, Germany	12.0	-	12.0
Total Consideration Transferred	$66.3	-	$66.3

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$42.6	$-	$42.6
Receivables	39.6	-	39.6
Inventories	40.4	-	40.4
Deferred income tax assets	3.2	-	3.2
Prepaid expenses	4.9	-	4.9
Operating lease right-of-use assets	16.5	-	16.5
Finance lease right-of-use assets	8.6	-	8.6
Property, plant and equipment	98.8	-	98.8
Intangible assets	24.0	-	24.0
Other assets	1.0	-	1.0
Total identifiable assets	279.6	-	279.6
Accounts payable	(34.7)	-	(34.7)
Accrued compensation and related taxes	(9.3)	-	(9.3)
Current operating lease liabilities	(2.7)	-	(2.7)
Current finance lease liabilities	(2.4)	-	(2.4)
Noncurrent operating lease liabilities	(13.9)	-	(13.9)
Noncurrent finance lease liabilities	(6.2)	-	(6.2)
Current maturities of long-term debt and short-term debt	(25.9)	-	(25.9)
Deferred income tax liabilities	(16.9)	0.5	(16.4)
Long-term debt	(25.3)	-	(25.3)
Pension and other postretirement benefit obligations	(14.3)	-	(14.3)
Other non-current liabilities	(1.9)	-	(1.9)
Total identifiable liabilities	(153.5)	0.5	(153.0)
Sitem Group - Net identifiable assets	126.1	0.5	126.6
Goodwill	22.0	(0.5)	21.5
Total – Sitem Group	148.1	-	148.1

Redeemable NCI - Net Put option	(10.7)	-	(10.7)
Redeemable NCI	(71.1)	-	(71.1)
Total - Redeemable NCI	(81.8)	-	(81.8)
Total	$66.3	$-	$66.3

In addition to the Redeemable NCI above of $81.8 million, the Company recorded $17.4 million of Redeemable NCI related to the cash capital contribution and the contribution of Tempel Nagold.

The Company recognized goodwill related to this acquisition of $21.5 million, which is not expected to be deductible for income tax purposes. The goodwill recognized in this acquisition was attributable to the acquired assembled workforce, expected synergies, expanded market opportunities, and economies of scale, none of which qualify for recognition as a separate intangible asset. Goodwill and intangible assets associated with foreign subsidiaries are translated at the applicable reporting period end exchange rates, with translation adjustments recorded in AOCI.

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

Operating results of Sitem Group have been included in the Company’s consolidated statement of earnings since June 3, 2025, the date of acquisition. For the three months ended November 30, 2025, Sitem Group contributed net sales of $52.6 million and net loss of $0.7 million. For the six months ended November 30, 2025, Sitem Group contributed net sales of $92.0 million and net loss of $3.7 million.

The following unaudited pro forma information presents consolidated financial information as if Sitem Group had been acquired at the beginning of fiscal 2025. Depreciation and amortization expenses included in the pro forma results reflect the preliminary acquisition-date fair values assigned to the definite-lived intangible assets and fixed assets of Sitem Group assuming a June 1, 2024 acquisition date. Adjustments have been made to remove acquisition-related costs and the acquisition date fair value adjustment to acquired inventories. The pro forma adjustments noted below have been adjusted for the applicable income tax impact. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on June 1, 2024.

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Net Sales	$871.9	$797.0	$1,744.8	$1,694.2
Net earnings attributable to controlling interest	$19.0	$12.2	$56.4	$39.6
Diluted earnings per share attributable to controlling interest	$0.37	$0.24	$1.13	$0.78

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

Foreign Currency Exchange Risk Management – The Company conducts business in several major international currencies and is, therefore, subject to risks associated with changing foreign currency exchange rates. The Company uses various methods to protect against exchange rate movements.

•
Foreign currency forward contracts – the Company uses these contracts to protect against exchange rate movements for forecasted cash flows, primarily operating expenses denominated in currencies other than the functional currency. Such contracts limit exposure to both favorable and unfavorable foreign currency exchange rate fluctuations.

•
Cross-currency swap contract – the Company uses a cross-currency swap to manage the impact of foreign currency exposure related to a portion of the Company’s Euro net investment in certain foreign subsidiaries against changes in Euro/USD exchange rates.

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

The following table summarizes the fair value of the derivative financial instruments and the respective lines in which they were recorded in the consolidated balance sheet at the dates presented:

	Fair Value of Assets			Fair Value of Liabilities
	Balance			Balance
	Sheet	November 30,	May 31,	Sheet	November 30,	May 31,
(In millions)	Location	2025	2025	Location	2025	2025
Derivatives designated as hedging instruments:
Cash Flow Hedges
Commodity contracts	Receivables	$0.5	$0.2	Accounts payable	$0.1	$1.2
Commodity contracts	Other assets	-	-	Other liabilities	-	-
Subtotal		0.5	0.2		0.1	1.2

Foreign currency exchange contracts	Receivables	0.4	0.3	Accounts payable	-	-
Foreign currency exchange contracts	Other assets	-	-	Other liabilities	-	-
Subtotal		0.4	0.3		-	-

Interest rate contracts	Receivables	-	-	Accounts payable	-	-
Interest rate contracts	Other assets	0.2	-	Other liabilities	-	-
Subtotal		0.2	-		-	-

Net Investment Hedges
Cross-currency swap	Receivables	-	-	Accounts payable	-	-
Cross-currency swap	Other assets	-	-	Other liabilities	0.7	-
Subtotal		-	-		0.7	-
Total		$1.1	$0.5		$0.8	$1.2

Derivatives not designated as hedging instruments:
Cash Flow Hedges
Commodity contracts	Receivables	$2.1	$1.5	Accounts payable	$0.5	$2.5
Commodity contracts	Other assets	0.2	-	Other liabilities	-	-
Subtotal		2.3	1.5		0.5	2.5

Foreign currency exchange contracts	Receivables	-	3.6	Accounts payable	-	-
Foreign currency exchange contracts	Other assets	-	-	Other liabilities	-	-
Subtotal		-	3.6		-	-

Interest rate contracts	Receivables	-	-	Accounts payable	-	-
Interest rate contracts	Other assets	-	-	Other liabilities	-	-
Subtotal		-	-		-	-
Total		$2.3	$5.1		$0.5	$2.5

Total derivative financial instruments		$3.4	$5.6		$1.3	$3.7

As allowable under GAAP, the Company’s policy is to record derivative financial instruments, with the exception of cross-currency swaps, on a net basis where the Company has an executed master netting arrangement with counterparties as well as where the right of offset exists. The cross-currency swap is reflected on a gross basis in the consolidated balance sheet as the Company has not entered into any master netting arrangements. The amounts in the table above reflect the fair value of the derivative financial instruments on a net basis, where allowable under master netting arrangements and/or where the right of offset exists. Had these amounts been recognized on a gross basis, the impact would have been an increase in receivables with a corresponding increase in accounts payable of $0.6 million and $0.6 million at November 30, 2025 and May 31, 2025, respectively.

Cash Flow Hedges

The Company enters into derivative financial instruments to hedge its exposure to changes in cash flows attributable to interest rate, foreign currency exchange rates, and commodity price fluctuations associated with certain forecasted transactions. These derivative financial instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on each of these derivative financial instruments is reported as a component of OCI and reclassified into earnings in the same line associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative financial instrument is recognized in earnings immediately.

The following table summarizes the Company’s cash flow hedges outstanding at November 30, 2025:

	Notional
(In millions)	Amount	Maturity Date
Commodity contracts	$6.9	December 2025 – September 2026
Foreign currency exchange contracts	$10.0	December 2025 – September 2026
Interest rate contracts	$6.9	May 2026 – March 2030

The following table summarizes the Company’s cash flow hedges outstanding at May 31, 2025:

	Notional
(In millions)	Amount	Maturity Date
Commodity contracts	$(5.6)	June 2025 – September 2026
Foreign currency exchange contracts	$10.3	June 2025 – March 2026

Net Investment Hedge – Cross-Currency Swap

During second quarter of fiscal 2026, the Company entered into a cross-currency swap to hedge foreign currency risk on a portion of the Company’s Euro net investment in Sitem Group against fluctuations in Euro/USD exchange rates. As part of the hedge contract, the Company receives a fixed rate of U.S. dollar interest on a monthly basis. The Company has elected the spot method for assessing the effectiveness of the contract. The change in fair value of the swap and related income tax is recorded within “other comprehensive income, net of tax” on the consolidated statements of comprehensive income and as “net investment hedge”, a component within “currency translation adjustments” of AOCI. Amounts related to the cross-currency swaps recognized directly in net income represent net periodic interest settlements and accruals, which are recognized in interest expense, net. The Company recognized interest income within income expense, net in the consolidated statement of earnings of less than $0.1 million during the three months ended November 30, 2025. No amounts were recognized in earlier periods.

If the Company recognizes impairment on the hedged net investment, or partially or fully disposes of the hedged net investment, the related amount in AOCI will be reclassified into earnings during the period of change. During the three months ended November 30, 2025, the Company did not have any ineffectiveness related to the net investment hedge, and no portion of the net investment hedge has been de-designated or terminated during the three months ended November 30, 2025. The Company did not reclassify any deferred gains or losses related to the net investment hedge during the three months ended November 30, 2025.

The following table summarizes the Company’s net investment hedge outstanding at November 30, 2025. There were no net investment hedges outstanding at May 31, 2025.

	Pay		Receive
(Notional amount in millions)	Notional	Interest	Notional	Interest	Maturity
Nature of Swap	Amount	Rate	Amount	Rate	Date
Pay Fixed/Receive Fixed
November 2025	€75.0	0.00%	$86.4	1.06%	November 2030

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into net earnings for derivative financial instruments designated as cash flow and net investment hedges for the periods presented:

(In millions)	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Net Earnings	Gain (Loss) Reclassified from AOCI into Net Earnings
For the three months ended November 30, 2025:
Cash Flow Hedges
Commodity contracts	$1.7	Cost of goods sold	$-
Foreign currency exchange contracts	0.3	Cost of goods sold	0.2
Foreign currency exchange contracts	-	SG&A	-
Interest rate contracts	0.1	Interest expense, net	0.1
Total - Cash Flow Hedges	2.1		0.3

Net Investment Hedges
Cross-currency swap	(0.7)	Miscellaneous income (expense), net	-
Total - Net Investment Hedges	(0.7)		-
Total	$1.4		$0.3

For the three months ended November 30, 2024:
Cash Flow Hedges
Commodity contracts	$(2.7)	Cost of goods sold	$(2.6)
Foreign currency exchange contracts	(0.1)	Cost of goods sold	(0.1)
Total - Cash Flow Hedges	(2.8)		(2.7)
Total	$(2.8)		$(2.7)

For the six months ended November 30, 2025:
Cash Flow Hedges
Commodity contracts	$1.6	Cost of goods sold	$-
Foreign currency exchange contracts	0.8	Cost of goods sold	0.5
Foreign currency exchange contracts	-	SG&A	0.1
Interest rate contracts	0.1	Interest expense, net	0.1
Total - Cash Flow Hedges	2.5		0.7

Net Investment Hedges
Cross-currency swap	(0.7)	Miscellaneous income (expense), net	-
Total - Net Investment Hedges	(0.7)		-
Total	$1.8		$0.7

For the six months ended November 30, 2024:
Cash Flow Hedges
Commodity contracts	$(5.1)	Cost of goods sold	$(5.2)
Foreign currency exchange contracts	(0.2)	Cost of goods sold	(0.1)
Total - Cash Flow Hedges	(5.3)		(5.3)
Total	$(5.3)		$(5.3)

As of the end of November 30, 2025, for the net investment hedge, there was no amount excluded from the assessment of hedge effectiveness since inception, and thus, no gain or loss on the cross-currency swap recognized in earnings during the periods presented above. Refer to “Note 8 – Other Comprehensive Income (Loss)” for additional information regarding the use of derivative financial instruments and the recognized amounts within OCI and AOCI.

For the cash flow hedges, the estimated net amount of the losses recognized in AOCI at November 30, 2025, expected to be reclassified into net earnings within the succeeding twelve months is $0.6 million (net of tax of $0.1 million). This amount was computed using the fair value of the cash flow hedges at November 30, 2025, and will change before actual reclassification from OCI to net earnings during the fiscal years ending May 31, 2026 and May 31, 2027. Given the maturity of the net investment hedge is greater than twelve months, no amount is estimated to be reclassified into net earnings within the succeeding twelve months.

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

The following table summarizes the Company’s economic (non-designated) derivative financial instruments outstanding at November 30, 2025:

	Notional
(In millions)	Amount	Maturity Date(s)
Commodity contracts	$12.0	December 2025 – February 2027

The following table summarizes the Company’s economic (non-designated) derivative financial instruments outstanding at May 31, 2025:

	Notional
(In millions)	Amount	Maturity Date(s)
Commodity contracts	$16.4	June 2025 – September 2026
Foreign currency exchange contracts	$(3.6)	June 2025

The following tables summarize the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments for the periods presented:

		Gain (Loss) Recognized
		in Earnings for the
		Three Months Ended
	Location of Gain (Loss)	November 30,	November 30,
(In millions)	Recognized in Earnings	2025	2024
Commodity contracts	Cost of goods sold	$2.9	$(0.3)
Total		$2.9	$(0.3)

		Gain (Loss) Recognized
		in Earnings for the
		Six Months Ended
	Location of Gain (Loss)	November 30,	November 30,
(In millions)	Recognized in Earnings	2025	2024
Commodity contracts	Cost of goods sold	$5.5	$(3.1)
Total		$5.5	$(3.1)

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

Recurring Fair Value Measurements

At November 30, 2025, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

(In millions)	Level 1	Level 2	Level 3	Totals
Assets
Derivative financial instruments (1)	$-	$3.4	$-	$3.4
Total assets	$-	$3.4	$-	$3.4

Liabilities
Derivative financial instruments (1)	$-	$1.3	$-	$1.3
Total liabilities	$-	$1.3	$-	$1.3

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

There were no transfers between Level 1 and Level 2 and no transfers in or out of Level 3 during the three months ended November 30, 2025.

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

Non-Recurring Fair Value Measurements

At November 30, 2025, the Company’s assets measured at fair value on a non-recurring basis were as follows:

(In millions)	Level 1	Level 2	Level 3	Totals
Assets
Long-lived assets held and used (1)	$-	$-	$0.5	$0.5
Total assets	$-	$-	$0.5	$0.5

(1)
During the second quarter of fiscal 2026, the net asset value on certain machinery at the manufacturing facility in Taylor, Michigan was lowered to $0.5 million based on prices for similar assets. Refer to “Note 1– Description of Business and Basis of Presentation” for additional information.

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

The carrying value of the Credit Facility was $110.0 million and $149.2 million at November 30, 2025 and May 31, 2025, respectively, and relates to the Credit Facility, which due to its short-term nature, approximates fair value.

The following table provides a summary of the carrying value and estimated fair value of the Company’s outstanding debt, excluding the Credit Facility, reported on the balance sheets within total liabilities as of the dates presented:

	November 30,	May 31,
(In millions)	2025	2025
Carrying Value	$72.1	$2.3
Fair Value, estimated (1)	72.4	2.8

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

Transactions with the Former Parent

The majority of the Company’s net sales to the Former Parent are subject to the Steel Supply and Services Agreement and are included within net sales in the consolidated statement of earnings. Net sales to the Former Parent were $18.9 million and $14.9 million for the three months ended November 30, 2025, and November 30, 2024 and $37.1 million and $30.8 million for the six months ended November 30, 2025 and November 30, 2024, respectively.

As of November 30, 2025 and May 31, 2025, the outstanding accounts receivable balance with the Former Parent equaled $6.7 million and $9.2 million, respectively, as a result of the net sales to the Former Parent described above.

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

The following table presents the significant expenses that are regularly provided to the CODM for the one reportable segment and the required disclosable amounts that are included in consolidated net earnings for the periods presented:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In millions)	2025	2024	2025	2024
Net sales	$871.9	$739.0	$1,744.8	$1,573.0
Cost of goods sold:
Material cost	600.8	504.7	1,184.2	1,081.0
Direct labor, manufacturing expenses, and other (1)	177.9	154.3	352.2	311.6
Total cost of goods sold	778.7	659.0	1,536.4	1,392.6
Gross margin	93.2	80.0	208.4	180.4
Selling, general and administrative expense	70.9	61.1	138.8	118.1
Impairment of assets	0.6	-	0.6	-
Restructuring and other (income), net	-	-	(1.0)	-
Operating income	21.7	18.9	70.0	62.3
Other income (expense):
Miscellaneous income (expense), net	(0.1)	3.8	0.1	(2.1)
Interest expense, net	(2.7)	(2.1)	(5.6)	(4.7)
Equity in net income (loss) of unconsolidated affiliate	6.8	(0.9)	13.2	0.4
Earnings before income taxes	25.7	19.7	77.7	55.9
Income tax expense	4.2	3.6	17.6	7.6
Net earnings	21.5	16.1	60.1	48.3
Net earnings attributable to noncontrolling interests	2.7	3.3	4.5	7.1
Net earnings attributable to controlling interest	$18.8	$12.8	$55.6	$41.2

(1)
Includes expenses related to manufacturing profit sharing and bonus.

Note 17 – Subsequent Events

The Company fully repaid four of Sitem Group’s loan agreements totaling €12.4 million (approximately $14.3 million) with cash on hand in November 2025 and December 2025. Due to Sitem Group’s one-month reporting lag, the November repayment is not reflected in the consolidated balance sheets or the disclosures in “Note 7 – Debt”. Upon repayment of one of the loan agreements, the associated interest rate swap was terminated. This is expected to result in a pre-tax gain of €0.2 million (approximately $0.2 million) in the third quarter of fiscal 2026.

On December 17, 2025, Worthington Steel's Board of Directors (the “Board”) declared a quarterly cash dividend of $0.16 per common share payable on March 27, 2026 to shareholders of record at the close of business on March 13, 2026.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, all Note references contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) refer to the Notes to Consolidated Financial Statements included in “Part I – Item 1. – Financial Statements” of this Form 10-Q.

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

Basis of Presentation

Worthington Steel was formed as an Ohio corporation on February 28, 2023, for the purpose of receiving, pursuant to a reorganization, all of the outstanding equity interests of the steel processing business of the Former Parent. On December 1, 2023, the Separation was completed, and Worthington Steel became an independent, publicly traded company. Our financial statements are consolidated financial statements based on our reported results as a stand-alone company and include the accounts of Worthington Steel and its consolidated subsidiaries. Our investment in the unconsolidated affiliate is accounted for using the equity method. Material intercompany accounts and transactions are eliminated. For additional information, see “Note 1 – Description of Business and Basis of Presentation.”

Business Overview and Strategy

Business Overview

We are one of North America’s premier value-added metals processors with the ability to provide a diversified range of products and services that span a variety of end markets. We maintain market-leading positions in the North American carbon flat-rolled steel and tailor welded blank industries and are one of the largest global producers of electrical steel laminations. For over 70 years, we have been delivering high quality steel processing capabilities across a variety of end-markets including automotive, heavy truck, agriculture, construction, and energy. With the ability to produce customized steel solutions, we aim to be the preferred value-added steel processor in the markets we serve by delivering highly technical, customer-specific solutions, while also providing advanced materials support. Our scale allows us to achieve an advantaged cost structure and service platform supported by a strategic operating footprint. We serve our customers by processing flat-rolled steel coils, which we source primarily from various North American steel mills, into the precise type, thickness, length, width, shape, and surface quality required by customer specifications. We sell steel on a direct basis, whereby we are exposed to the risks and rewards of ownership of the material while in our possession. Additionally, we toll process steel under a fee for service arrangement whereby we process customer-owned material. Our manufacturing facilities further benefit from the flexibility to scale between direct and tolling services based on demand dynamics throughout the year.

Our operations are managed principally on a products and services basis under a single group organizational structure. We own controlling interests in the following operating joint ventures: Spartan, TWB, WSCP, and Sitem Group. We also own a controlling interest in WSP, which became a nonoperating joint venture in October 2022, when we completed the divestiture of its remaining net assets. The net assets and operating results of these joint ventures are consolidated with the equity owned by the minority joint venture member shown as NCI or, in the case of Sitem Group, Redeemable NCI in our consolidated balance sheets, and the noncontrolling interests in net earnings and OCI is shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively. Our remaining joint venture, Serviacero Worthington, is unconsolidated and accounted for using the equity method.

AI in Transformation

During the second quarter of fiscal 2026, we continued integrating commercially available AI technologies into our long-term transformation strategy. Through these efforts, we continue to use AI to generate insights, evaluate strategies, and automate routine tasks, improving productivity and strengthening internal decision-making. We are developing and refining AI solutions in areas such as predictive maintenance and intelligent reporting, which drive greater value through smarter, more connected systems. Expanding the use of AI across operations and the back office enables our teams to focus on the most value-driving aspects of their roles.

Recent Business Development

On December 17, 2025, the Board declared a quarterly cash dividend of $0.16 per common share payable on March 27, 2026 to shareholders of record at the close of business on March 13, 2026.

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

General Economic and Market Conditions

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of net sales by end market for the periods presented is illustrated below:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2025	2024	2025	2024
Automotive	56%	52%	56%	51%
Construction	8%	10%	9%	11%
Machinery & Equipment	10%	9%	10%	9%
Agriculture	3%	3%	2%	4%
Heavy Trucks	4%	4%	4%	4%
Other	19%	22%	19%	21%
Total	100%	100%	100%	100%

The automotive industry is one of the largest consumers of flat-rolled steel in North America, and thus the largest end market for us and our unconsolidated joint venture, Serviacero Worthington. North American vehicle production, including production at the Detroit Three Automakers, is a leading indicator of automotive demand. North American vehicle production was down 3% in the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025, while the Detroit Three Automakers vehicle production was flat in the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025.

Our remaining net sales are to other markets such as agricultural, appliance, construction, container, energy, heavy truck, HVAC, industrial electric motor, generator, and transformer. Given the many different products that make up our net sales and the wide variety of end markets we serve, it is very difficult to isolate the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. gross domestic product growth (“U.S. GDP”) is a reasonable macroeconomic indicator for analyzing the demand of our end markets other than the automotive industry. The pullback in U.S. GDP reported earlier in calendar 2025, driven largely by a temporary surge in imports following the announced tariffs by the U.S. government, appears to have reversed. U.S. GDP growth moderated during the first quarter of fiscal 2026. As a result of the U.S. government shutdown in September and October 2025, key economic data including U.S. GDP was not released by the U.S. government agencies and bureaus for our second quarter of fiscal 2026. The absence of this data creates difficulty in analyzing demand in the other end markets. Following reasonable U.S. GDP growth in the first quarter of fiscal 2026, we have seen pockets of stability and strength in some of our end markets and subdued demand in others during the second quarter of fiscal 2026.

Total volume (tons) decreased 4% compared to the prior year quarter. Direct tons sold increased by 13%, of which the Sitem Group acquisition accounted for approximately 2% of the increase. Direct shipments to the overall automotive market and to the Detroit Three Automakers increased by 26% and 30%, respectively, in the second quarter of fiscal 2026 as compared to the second quarter of fiscal 2025. Toll volumes decreased 24% in the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025, primarily related to lower volumes out of WSCP due to the closure of the toll processing manufacturing facility in Cleveland, Ohio in May 2025, as well as softening demand from mill customers.

Detroit Three Automakers represented 36% and 32% of our consolidated net sales during the second quarter of fiscal 2026 and fiscal 2025, respectively. Similar to the past few quarters, we have won share in the automotive market. This reflects both share gains from new programs reaching expected volumes and a return to more normal production levels at one OEM customer that had curtailed production last year. Energy shipments were up over 50% in the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025, largely driven by project-based solar programs. Agriculture volume was up 1% in the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025, as grain bin strength offset weaker OEM equipment demand. These gains were partially offset by softness in construction and heavy truck, which were down 9% and 6% in the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025.

The following table summarizes the concentration percentage of consolidated net sales for the periods presented:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(Percentage of Net Sales)	2025	2024	2025	2024
End Market – Automotive	56%	52%	56%	51%
Detroit Three Automakers	36%	32%	35%	32%
Largest Automotive Customers:
Customer A	15%	11%	14%	12%
Customer B	14%	15%	14%	14%

While our automotive business is largely driven by the production schedules of the Detroit Three Automakers, our customer base is much broader and includes other domestic automotive manufacturers and many of their suppliers.

U.S inflation rate data collection and releases were also impacted by the U.S. government shutdown. Inflation data was released in December 2025 for November 2025 after skipping data publication for October 2025. During the first and second quarters of fiscal 2026, U.S. inflation rates were stable relative to the peaks observed in recent years, but remain above the U.S. Federal Reserve targeted rate of 2%. The U.S. Federal Reserve lowered the benchmark interest rate twice during the second quarter of fiscal 2026 and once subsequent to the ending of the second quarter of fiscal 2026. The benchmark interest rate cuts were in response to increased labor market downside risks (such as higher unemployment and lower hiring momentum) and cooling growth, while inflation was expected to ease. As a result, borrowing costs have generally decreased, and we expect to continue to benefit from lower rates on our Credit Facility.

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended			Six Months Ended
	November 30,	November 30,		November 30,	November 30,
	2025	2024 (1)	Change	2025	2024 (1)	Change
U.S. GDP (% growth year-over-year)(2)	N/A	3.1%	N/A	N/A	3.1%	N/A
Hot-Rolled Steel ($ per ton)(3)	$825	$690	$135	$841	$690	$151
Detroit Three Auto Build (000's vehicles)(4)	1,668	1,670	(2)	3,347	3,251	96
No. America Auto Build (000's vehicles)(4)	3,867	3,984	(117)	7,752	7,712	40
Zinc ($ per pound)(5)	$1.37	$1.36	$0.01	$1.31	$1.31	$-
Natural Gas ($ per mcf)(6)	$3.57	$2.62	$0.95	$3.43	$2.50	$0.93
On-Highway Diesel Fuel Prices ($ per gallon)(7)	$3.71	$3.56	$0.15	$3.71	$3.64	$0.07

(1)
Fiscal 2025 figures are based on revised actuals
(2)
Due to the U.S. government shutdown in 2025, certain economic data, including U.S. GDP, was not made available
(3)
CRU Hot-Rolled Coil (“HRC”) Index: period average

(4)
S&P Global
(5)
LME Zinc; period average
(6)
NYMEX Henry Hub Natural Gas; period average
(7)
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

Industry Developments

In 2025, the U.S. government continued to modify its tariff policy, including those related to imports of steel and aluminum among other items such as automobiles and automotive parts as well as universal tariffs. In June 2025, the U.S. government announced tariff increases to steel and aluminum from 25% to 50% under section 232 of the Trade Expansion Act. While exemptions for certain allied countries remain, many prior country-specific exemptions have expired or are undergoing renegotiation. Other governments, including the Chinese government, have responded with reciprocal tariffs on U.S. imports. Additional measures from the U.S. government as well as other foreign governments have occurred since that time, however, many of the measures on steel and aluminum have remained in place. The scope and duration of these tariffs continue to evolve, which creates sustained uncertainty in global trade policy. As a result, our customers’ supply chain decisions may abruptly shift, potentially impacting our financial performance. The potential for tariff changes in the future has caused some trepidation in markets even while having some time to adapt with the current tariffs imposed. Recent evidence suggests that imports of steel have decreased. While lower imports of steel may put upward pressure on prices of domestic steel and steel products, the ultimate impact tariffs will have on our financial position, results of operations, and cash flows remains to be determined.

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

Impact of Raw Material Prices

Our principal raw material is flat-rolled steel, including electrical steel, which we purchase in coils from primary steel producers. The steel industry has been cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. This volatility can significantly affect our steel costs. In an environment of increasing prices for steel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers. To the extent we are able to pass future price increases in raw materials to our customers, this could positively affect our financial results leading to inventory holding gains. To the extent we are unable to pass future price increases in raw materials to our customers, our financial results could be adversely affected. Also, if steel prices decrease, in general, competitive conditions may impact how quickly we must reduce our prices to our customers, and we could be forced to use higher-priced raw materials already in our inventory to complete orders for which the selling prices have decreased, which results in inventory holding losses. Declining steel prices could also require us to write down the value of our inventories to reflect current market pricing. Industry consolidation in recent years has reduced the number of steel suppliers, and further consolidation could make it more difficult or costly to obtain alternate supply in the event of a disruption.

The market price of our products is closely correlated to the price of HRC, which is largely driven by the demand for steel and the cost of raw materials. During the fourth quarter of fiscal 2025, steel prices continued their rise before falling slightly in the first quarter of fiscal 2026. Prices fell slightly from the first quarter of fiscal 2026 to the second quarter of fiscal 2026, while the average was higher than for the same period in the prior year. Direct spreads, up $6.5 million, were impacted by a $6.2 million favorable change from an estimated $13.4 million inventory holding loss in the prior year quarter to an estimated $7.2 million inventory holding loss in the second quarter of fiscal 2026. With the recent steel price movements, we expect inventory holding gains and losses will fall within a range of a pre-tax gain of $3.0 million to a pre-tax loss of $3.0 million loss in the third quarter of fiscal 2026.

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

The following table presents the average quarterly market price per ton of HRC steel for the periods presented:

	Fiscal Year
(Dollars per ton) (1)	2026	2025	2024
1st Quarter	$857	$690	$879
2nd Quarter	$825	$690	$747
3rd Quarter	N/A	$702	$1,030
4th Quarter	N/A	$933	$809
Annual Avg.	$841	$754	$866

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

Results of Operations

Second Quarter – Fiscal 2026 Compared to Fiscal 2025

The following table presents a review of the results of operations for the periods presented:

	Three Months Ended
	November 30,	November 30,
(In millions, except volume and per common share amounts)	2025	2024	Change
Volume (tons)	901,838	936,069	(34,231)
Net sales	$871.9	$739.0	$132.9
Operating income	21.7	18.9	2.8
Equity income	6.8	(0.9)	7.7
Net earnings attributable to controlling interest	18.8	12.8	6.0
Earnings per diluted share attributable to controlling interest	$0.37	$0.25	$0.12

Net sales totaled $871.9 million in the second quarter of fiscal 2026, up $132.9 million, or 18%, compared to the second quarter of fiscal 2025. The increase was driven primarily by higher direct volumes and, to a lesser extent, higher average direct selling prices. The increases were partially offset by lower toll volumes as well as slightly lower average toll selling prices due to product mix. Direct tons sold increased by 13%, of which the Sitem acquisition accounted for approximately 2% of the increase, and toll volumes decreased 24% in the second quarter of fiscal 2026 compared to the prior year quarter. The decrease in toll volumes was primarily related to lower toll volumes from WSCP due to the closure of the toll processing manufacturing facility in Cleveland, Ohio in May 2025, as well as lower demand from mill customers. Direct selling prices increased 7% and toll selling prices decreased 4% in the second quarter of fiscal 2026 compared to the prior year quarter. The mix of direct versus toll volumes was 65% to 35% in the second quarter of fiscal 2026 compared to 55% to 45% in the prior year quarter.

Gross Margin

	Three Months Ended
	November 30,				Change
(In millions)	2025	% of Net sales	2024	% of Net sales	$	%
Gross margin	$93.2	10.7%	$80.0	10.8%	$13.2	16.5%

Gross margin increased $13.2 million over the prior year quarter to $93.2 million, primarily due to higher direct spreads and higher direct volumes, partially offset by lower toll margins. Higher direct volumes favorably impacted gross margin by $16.5 million. Direct spreads, up $6.5 million, were impacted by a $6.2 million favorable change from an estimated $13.4 million inventory holding loss in the prior year quarter to an estimated $7.2 million inventory holding loss in the second quarter of fiscal 2026. Toll margins, down $10.5 million, were negatively impacted by $7.7 million due to lower volumes and by $2.7 million due to an unfavorable change in toll mix. Sitem Group contributed $1.6 million in gross margin.

Selling, General and Administrative Expense

	Three Months Ended
	November 30,				Change
(In millions)	2025	% of Net sales	2024	% of Net sales	$	%
Selling, general and administrative expense	$70.9	8.1%	$61.1	8.3%	$9.8	16.0%

SG&A increased $9.8 million over the prior year quarter primarily due to an increase in compensation expense of $6.9 million and professional fees of $2.4 million partially offset by lower bad debt expense of $2.0 million. Included in those reported expenses was Sitem Group, which reported $2.5 million of SG&A in the second quarter of fiscal 2026.

Other Operating Items

	Three Months Ended
	November 30,		Change
(In millions)	2025	2024	$	%
Impairment of assets	$0.6	$-	$0.6	-

Impairment of assets in the second quarter of fiscal 2026 was due to a pre-tax impairment charge of $0.6 million on certain machinery at our manufacturing facility in Taylor, Michigan. Refer to “Note 1 – Description of Business and Basis of Presentation” for additional information.

Miscellaneous Income (Expense), Net

	Three Months Ended
	November 30,		Change
(In millions)	2025	2024	$	%
Miscellaneous income (expense), net	$(0.1)	$3.8	$(3.9)	(102.6%)

Miscellaneous income (expense), net decreased $3.9 million over the prior year quarter primarily due to the annuitization of a portion of the total projected benefit obligation of the inactive Tempel Steel Pension Plan in the second quarter of fiscal 2025, which resulted in a pre-tax, non-cash settlement gain of $2.7 million to accelerate a portion of deferred pension cost and recognition of a pre-tax gain of $1.5 million related to the sale of unused land in China. Additionally, in the second quarter of fiscal 2026, there were foreign currency remeasurement losses of $0.1 million versus foreign currency remeasurement losses of $0.7 million in the prior year quarter, primarily related to exchange rate movements in Mexico offset by exchange rate movements in Canada and Europe.

Interest Expense, Net

	Three Months Ended
	November 30,		Change
(In millions)	2025	2024	$	%
Interest expense, net	$2.7	$2.1	$0.6	28.6%

Interest expense, net increased $0.6 million from the prior year quarter primarily due to higher average debt levels as a result of debt assumed in the Sitem Group acquisition, higher debt levels on the BDC loan, and higher interest expense on the Credit Facility (higher average debt levels offset by lower average interest rates). These increases were offset by higher interest income. Refer to “Note 7 – Debt” for additional information.

Equity Income

	Three Months Ended
	November 30,		Change
(In millions)	2025	2024	$	%
Serviacero Worthington	$6.8	$(0.9)	$7.7	855.6%

Equity income at Serviacero Worthington increased $7.7 million from the prior year quarter, driven by higher direct spreads, including inventory holding gains, as well as favorable foreign currency exchange impacts.

Income Taxes

	Three Months Ended
	November 30,				Change
(In millions)	2025	ETR	2024	ETR	$	%
Income tax expense	$4.2	18.2%	$3.6	22.2%	$0.6	16.7%

Income tax expense was $4.2 million in the second quarter of fiscal 2026 compared to $3.6 million in the prior year quarter. The increase in income tax expense was primarily driven by higher pre-tax earnings in the current quarter offset by items related to excess tax benefits related to share-based compensation recognized in the current quarter. The income tax expense in the current quarter resulted in an ETR of 18.2%, compared to 22.2% for the prior year quarter. For additional information regarding our income taxes, refer to “Note 10 – Income Taxes.”

Adjusted EBIT

We evaluate operating performance on the basis of earnings before interest and taxes (“EBIT”), as adjusted for certain items (“adjusted EBIT”). EBIT, a non-GAAP financial measure, is calculated by adding interest expense and income tax expense to net earnings attributable to controlling interest. Adjusted EBIT, a non-GAAP financial measure, excludes impairment and restructuring expense (income), net, but may also exclude other items, as described below, that management believes are not reflective of, and thus should not be included when evaluating the performance of our ongoing operations. Adjusted EBIT is used by management to evaluate operating performance and engage in financial and operational planning, because we believe that this financial measure provides additional perspective on the performance of our ongoing operations. Additionally, management believes these non-GAAP financial measures provide useful information to investors because they allow for meaningful comparisons and analysis of trends in our businesses and enable investors to evaluate operations and future prospects in the same manner as management.

The following table provides a reconciliation of net earnings attributable to controlling interest (the most comparable GAAP financial measure) to adjusted EBIT for the periods presented:

	Three Months Ended
	November 30,	November 30,
(In millions)	2025	2024
Net earnings attributable to controlling interest (GAAP)	$18.8	$12.8
Interest expense, net	2.7	2.1
Income tax expense	4.2	3.6
EBIT (non-GAAP)	25.7	18.5
Impairment of assets (1)	0.6	-
Pension settlement gain (2)	-	(2.7)
Gain on land sale (3)	-	(1.5)
Other loss, net (4)	0.3	-
Adjusted EBIT (non-GAAP)	$26.6	$14.3

(1)
Impairment charges are excluded because they do not occur in the ordinary course of our ongoing business operations, are inherently unpredictable in timing and amount, and are non-cash, so their exclusion facilitates the comparison of historical, current and forecasted financial results. Non-cash impairment charge in the second quarter of fiscal 2026 was driven by a pre-tax impairment charge of $0.6 million on certain machinery at our manufacturing facility in Taylor, Michigan. Refer to “Note 1 – Description of Business and Basis of Presentation” for additional information.
(2)
Pension settlement gain reflects the pension lift-out transaction to transfer a portion of the total projected benefit obligation of the Tempel Employees Pension Plan to a third-party insurance company, which resulted in a pre-tax non-cash gain, is excluded as it is not part of our ongoing operations.
(3)
Gain on land sale reflects the sale of unused land on the campus of the Tempel China, which resulted in a pre-tax gain, is excluded as it is not part of our ongoing operations.

(4)
Other loss, net, reflects the following items reported in miscellaneous income (expense), net, which are excluded as they are not part of ongoing operations:
o
Net insured loss incurred for damage as a result of a small, quickly contained fire at Tempel Canada. We recognized a $0.5 million pre-tax loss equal to the amount of the insurance deductible.
o
Environmental reserve settlement pre-tax gain of $0.2 million recognized by Tempel Canada as the result of a prior indemnification with the former owners of the Canadian facility.

Adjusted EBIT in the second quarter of fiscal 2026 was up $12.3 million compared to the second quarter of fiscal 2025 primarily due to a $13.2 million increase in gross margin and higher equity income from Serviacero Worthington, partially offset by an increase in SG&A.

Six Months Year-to-Date – Fiscal 2026 Compared to Fiscal 2025

The following table presents a review of the results of operations for the periods presented:

	Six Months Ended
	November 30,	November 30,
(In millions, except volume and per common share amounts)	2025	2024	Change
Volume (tons)	1,830,704	1,930,162	(99,458)
Net sales	$1,744.8	$1,573.0	$171.8
Operating income	70.0	62.3	7.7
Equity income	13.2	0.4	12.8
Net earnings attributable to controlling interest	55.6	41.2	14.4
Earnings per diluted share attributable to controlling interest	$1.10	$0.82	$0.28

Net sales totaled $1,744.8 million in the current year period, up $171.8 million, or 11%, from the period year period. The increase was driven primarily by higher direct volumes and, to a lesser extent, higher average direct selling prices. The increases were partially offset by lower toll volumes as well as slightly lower average toll selling prices driven by product mix. Direct tons sold increased by 9%, of which the Sitem acquisition accounted for approximately 1% of the increase, and toll volumes decreased 23% in the current year period compared to the prior year period. The decrease in toll volumes was primarily related to lower toll volumes from WSCP due to the closure of the toll processing manufacturing facility in Cleveland, Ohio in May 2025, as well as lower demand from mill customers. Direct selling prices increased 4% and toll selling prices decreased 3% in the current year period compared to the prior year period. The mix of direct versus toll volumes was 64% to 36% in the current year period compared to 56% to 44% in the prior year period.

Gross Margin

	Six Months Ended
	November 30,				Change
(In millions)	2025	% of Net sales	2024	% of Net sales	$	%
Gross margin	$208.4	11.9%	$180.4	11.5%	$28.0	15.5%

Gross margin increased $28.0 million over the prior year period to $208.4 million, primarily due to higher direct spreads and higher direct volumes, partially offset by lower toll margins. Direct spreads, up $26.2 million, were impacted by a $28.4 million favorable change from an estimated $30.1 million inventory holding loss in the prior year period to an estimated $1.7 million inventory holding loss in the current period. Higher direct volumes favorably impacted gross margin by $24.5 million. Toll margins, down $21.5 million, were impacted by a $15.8 million unfavorable impact due to lower volumes and a $5.6 million unfavorable change in toll mix. Manufacturing expenses were up $4.2 million due to increased direct volume and inflationary pressures, partially offset by lower costs due to the closure of the toll processing manufacturing facility in Cleveland, Ohio in May 2025. Sitem Group contributed $3.0 million in gross margin.

Selling, General and Administrative Expense

	Six Months Ended
	November 30,				Change
(In millions)	2025	% of Net sales	2024	% of Net sales	$	%
Selling, general and administrative expense	$138.8	8.0%	$118.1	7.5%	$20.7	17.5%

SG&A increased $20.7 million over the prior year period primarily due to an increase in compensation expense of $14.6 million, which includes a one-time bonus of €4.0 million ($4.6 million) paid to key individuals at Sitem Group as a result of the successful closing of the Sitem Group acquisition. Additionally, professional fees increased $3.2 million from the prior year period, partially offset by lower bad debt expense of $1.9 million. Sitem Group SG&A contributed $10.5 million, including the one-time bonus of $4.6 million previously discussed, to the increase in the current year period.

Other Operating Items

	Six Months Ended
	November 30,		Change
(In millions)	2025	2024	$	%
Restructuring and other (income), net	$(1.0)	$-	$(1.0)	-
Impairment of assets	0.6	-	0.6	-

Restructuring and other (income), net in the current year period was driven by the $1.0 million pre-tax gain on the sale of an asset that was reported within assets held for sale due to the previously announced plans to combine WSCP’s toll processing manufacturing facility in Cleveland, Ohio, into its existing manufacturing facility in Twinsburg, Ohio, in the first quarter of fiscal 2026. Refer to “Note 4 – Restructuring and Other (Income), Net” for additional information.

Impairment of assets in the current year period was due to a pre-tax impairment charge of $0.6 million on certain machinery at our manufacturing facility in Taylor, Michigan. Refer to “Note 1 – Description of Business and Basis of Presentation” for additional information.

Miscellaneous Income (Expense), Net

	Six Months Ended
	November 30,		Change
(In millions)	2025	2024	$	%
Miscellaneous income (expense), net	$0.1	$(2.1)	$2.2	104.8%

Miscellaneous income (expense), net increased $2.2 million from the prior year period due to $4.4 million of expense, in the first quarter of fiscal 2025, as a result of the recognition of a tax indemnity payable to the former owners of Tempel associated with the final favorable ruling in a pre-acquisition tax matter in one of the jurisdictions in which Tempel operates. Additionally, we recorded foreign currency remeasurement gains of $0.2 million in the current period as compared to foreign currency remeasurement losses of $2.6 million in the prior year period primarily related to Tempel and TWB operations in Mexico.

The increases from the prior year period were offset by the annuitization of a portion of the total projected benefit obligation of the inactive Tempel Steel Pension Plan resulted in a pre-tax, non-cash settlement gain of $2.7 million to accelerate a portion of deferred pension cost. Additionally, we recognized a pre-tax gain of $1.5 million sale of unused land in China.

Interest Expense, Net

	Six Months Ended
	November 30,		Change
(In millions)	2025	2024	$	%
Interest expense, net	$5.6	$4.7	$0.9	19.1%

Interest expense increased $0.9 million from the prior year period primarily due to higher average debt levels as a result of debt assumed in the Sitem Group acquisition and higher debt levels on the BDC loan. These increases were offset by higher interest income. Refer to “Note 7 – Debt” for additional information.

Equity Income

	Six Months Ended
	November 30,		Change
(In millions)	2025	2024	$	%
Serviacero Worthington	$13.2	$0.4	$12.8	3,200.0%

Equity income at Serviacero Worthington increased $12.8 million from the prior year period, driven by higher direct spreads, including inventory holding gains, as well as favorable foreign currency exchange impacts.

Income Taxes

	Six Months Ended
	November 30,				Change
(In millions)	2025	ETR	2024	ETR	$	%
Income tax expense	$17.6	24.0%	$7.6	15.6%	$10.0	131.6%

Income tax expense was $17.6 million for the current year period compared to $7.6 million for the prior year period. The increase in income tax expense was primarily driven by higher pre-tax earnings in the current period and the recognition of a $4.4 million tax benefit related to a pre-acquisition tax matter at Tempel in the prior year period. The income tax expense in the current period resulted in an ETR of 24.0% compared to 15.6% for the prior year period. For additional information regarding our income taxes, refer to “Note 10 – Income Taxes.”

Adjusted EBIT

The following table provides a reconciliation of net earnings attributable to controlling interest (the most comparable GAAP financial measure) to adjusted EBIT for the periods presented:

	Six Months Ended
	November 30,	November 30,
(In millions)	2025	2024
Net earnings attributable to controlling interest (GAAP)	$55.6	$41.2
Interest expense, net	5.6	4.7
Income tax expense	17.6	7.6
EBIT (non-GAAP)	78.8	53.5
Impairment of assets (1)	0.6	-
Restructuring and other (income), net (2)	(0.6)	-
Tax indemnification adjustment (3)	-	4.4
Pension settlement gain (4)	-	(2.7)
Gain on land sale (5)	-	(1.5)
Acquisition completion bonus payment (6)	2.4	-
Other loss, net (7)	0.3	-
Adjusted EBIT (non-GAAP)	$81.5	$53.7

(1)
Impairment charges are excluded because they do not occur in the ordinary course of our ongoing business operations, are inherently unpredictable in timing and amount, and are non-cash, so their exclusion facilitates the comparison of historical, current and forecasted financial results. Non-cash impairment charge in the second quarter of fiscal 2026 was driven by a pre-tax impairment charge of $0.6 million on certain machinery at our manufacturing facility in Taylor, Michigan. Refer to “Note 1 – Description of Business and Basis of Presentation” for additional information.

(2)
Restructuring activities consist of established programs that are not part of our ongoing operations, such as divestitures, closing or consolidating facilities, employee severance (including rationalizing headcount or other significant changes in personnel), and realignment of existing operations (including changes to management structure in response to underlying performance and/or changing market conditions). In the third quarter of fiscal 2025, we announced plans to combine WSCP’s toll processing manufacturing facility in Cleveland, Ohio, into its existing manufacturing facility in Twinsburg, Ohio. In the first quarter of fiscal 2026, we recognized a $0.6 million gain on the sale of an asset, excluding the impact of noncontrolling interest, which was reported within assets held for sale. Refer to “Note 4 – Restructuring and Other (Income), Net.”
(3)
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
(4)
Pension settlement gain reflects the pension lift-out transaction to transfer a portion of the total projected benefit obligation of the Tempel Employees Pension Plan to a third-party insurance company, which resulted in a pre-tax non-cash gain, is excluded as it is not part of our ongoing operations.
(5)
Gain on land sale reflects the sale of unused land on the campus of the Tempel China, which resulted in a pre-tax gain, is excluded as it is not part of our ongoing operations.
(6)
Acquisition completion bonus payment consists of the one-time bonus payment paid to key individuals upon the successful acquisition closing of Sitem Group reported in SG&A. The acquisition completion bonus payment, excluding the impact of noncontrolling interest, is excluded as it is not part of our ongoing operations.
(7)
Other loss, net, reflects the following items reported in miscellaneous income (expense), net, which are excluded as they are not part of ongoing operations:
o
Net insured loss incurred for damage as a result of a small, quickly contained fire at Tempel Canada. We recognized a $0.5 million pre-tax loss equal to the amount of the insurance deductible.
o
Environmental reserve settlement pre-tax gain of $0.2 million recognized by Tempel Canada as the result of a prior indemnification with the former owners of the Canadian facility.

Adjusted EBIT was up $27.8 million compared to the prior year period primarily due to a $28.0 million increase in gross margin and higher equity income from Serviacero Worthington, partially offset by an increase in SG&A expense.

Liquidity and Capital Resources

Our primary ongoing requirements for cash are expected to be for working capital, funding of acquisitions, dividend payments, debt redemptions and capital expenditures. We believe that our sources of liquidity, including our cash balances, the funds generated by our operating activities and the funds accessible to us, primarily through the Credit Facility, are adequate to fund our operations for the next 12 months and for the foreseeable future and will allow us to meet our current and long-term obligations and strategic initiatives. However, there can be no assurances that our current sources of liquidity and capital resources will continue to be sufficient for our needs, including our strategic initiatives, or that we will be able to obtain additional debt or equity financing on acceptable terms in the future. A more detailed description regarding our capital structure changes can be found elsewhere in this MD&A as well as in the “Financing Activities” section below.

As of November 30, 2025, our cash, cash equivalents, and restricted cash balance was $89.8 million, compared to cash, cash equivalents, and restricted cash balance of $92.9 million at May 31, 2025.

During the six months ended November 30, 2025, we generated cash of $93.0 million in operating activities and used $54.3 million in investing activities, which primarily related to $54.1 million invested in property, plant and equipment. Acquisitions, net of cash acquired, during the current year period was $1.6 million due to the acquisition of Sitem Group. Additionally, we made net debt repayments of $20.6 million, and we paid cash dividends of $16.5 million.

The following table summarizes our consolidated cash flows for the periods presented:

	Six Months Ended
	November 30,	November 30,
(In millions)	2025	2024
Net cash provided by operating activities	$93.0	$122.6
Net cash used in investing activities	(54.3)	(55.2)
Net cash used in financing activities	(41.9)	(55.6)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	0.1	-
Increase (decrease) in cash, cash equivalents, and restricted cash	(3.1)	11.8
Cash, cash equivalents, and restricted cash at beginning of period	92.9	40.2
Cash, cash equivalents, and restricted cash at end of period	$89.8	$52.0

We believe we have access to adequate resources to meet the needs of our existing businesses for normal operating costs, mandatory capital expenditures, debt redemptions, dividend payments, and working capital, to the extent not funded by cash provided by operating activities, for at least 12 months and for the foreseeable future. These resources include cash and cash equivalents and unused capacity available under the Credit Facility. As of November 30, 2025, the Credit Facility had availability of $306.1 million, after accounting for the eligible borrowing base. The additional credit extended to us primarily relates to strategic capital expenditure projects. A more detailed description regarding our capital structure changes can be found elsewhere in this MD&A as well as in the “Financing Activities” section below.

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

We routinely monitor current operational requirements, financial market conditions, and credit relationships and we may choose to seek additional capital by issuing new debt and/or equity securities to strengthen our liquidity or capital structure. We entered into additional financing arrangements during fiscal 2025 to take advantage of favorable financing terms available through those instruments to fund certain of our strategic capital expenditure projects. Debt financing increased in the current year period due to the incremental debt assumed in the Sitem Group acquisition and a draw on the BDC Loan. While we believe we currently have adequate capital, should we seek additional capital, there can be no assurance that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing shareholders and/or increase our interest costs.

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

Net cash provided by operating activities was $93.0 million during the six months ended November 30, 2025, compared to $122.6 million net cash provided by operating activities during the six months ended November 30, 2024. In the current year period the driver of this change was a $66.7 million increase in cash consumed due to an increase in net operating working capital (accounts receivable, inventories, and accounts payable), which was driven by the increase in average steel prices over the prior year period. These increases were partially offset by the reduction of $17.1 million related to lower compensation and benefit payments, primarily incentive compensation, and higher net earnings in the current year period as compared with the prior year period.

Investing Activities

Net cash used in investing activities was $54.3 million during the six months ended November 30, 2025, compared to net cash used in investing activities of $55.2 million during the six months ended November 30, 2024. In the current year period, the main driver of net cash used in investing activities was related to capital expenditures, primarily due to the previously announced strategic expansion of our electrical steel operations in Canada and Mexico to service the transformer and automotive markets, respectively. Acquisitions, net of cash acquired, during the current year period, was $1.6 million due to the acquisition of Sitem Group. See Note 12 – “Acquisitions” for further information.

Investment activities are largely discretionary and future investment activities could be reduced significantly, or eliminated, as economic conditions warrant. We assess acquisition opportunities as they arise, and any such opportunities may require additional financing. However, there can be no assurance that any such opportunities will arise, that any such acquisition opportunities will be consummated, or that any additional financing needed will be available on satisfactory terms. We estimate our annual maintenance capital needs to be between approximately $40.0 million and $45.0 million, which excludes capital expenditures related to manufacturing capacity expansions, corporate headquarters and other technology upgrades.

Financing Activities

Net cash used in financing activities was $41.9 million during the six months ended November 30, 2025, compared to net cash used in financing activities of $55.6 million during the six months ended November 30, 2024. The decrease in net cash used in financing activities in the current year period was primarily due to net debt repayments of $20.6 million, as compared to debt repayments of $33.0 million in the prior year period. The decrease in net debt repayments was primarily related to an increased draw on the BDC Loan, which had debt outstanding of $21.2 million at November 30, 2025, and increased net repayments of $6.2 million on the Credit Facility. Dividends of $16.5 million to shareholders of our common shares were paid during current period.

Revolving credit facility – The Credit Facility allows for borrowings of up to $550.0 million, to the extent secured by eligible accounts receivable and inventory balances at period end. The Credit Facility does not include credit rating triggers. At November 30, 2025, there were $110.0 million of outstanding borrowings drawn against the Credit Facility with $306.1 million available under the Credit Facility after accounting for the eligible borrowing base. As of November 30, 2025, we were in compliance with the financial covenants of the Credit Facility.

Canadian Government Regional Economic Growth Loan – The FED DEV Loan is for an amount of up to CAD $3.5 million (approximately USD $2.5 million as of November 30, 2025) and is to be used for the purchase and installation of advanced manufacturing equipment at Tempel Canada’s Burlington, Ontario location. As of November 30, 2025, $2.3 million was outstanding under the FED DEV Loan.

Business Development Bank of Canada Canadian Loan – Pursuant to the terms of the BDC Letter, the BDC has committed to provide Tempel Canada the BDC Loan, up to CAD $57.5 million (approximately USD $41.1 million as of November 30, 2025), to fund the construction of a new manufacturing facility in Burlington, Ontario, Canada. The draw period for the BDC Loan will lapse on March 21, 2026, unless extended by the BDC. Worthington Steel guarantees the payment obligations of Tempel Canada in respect of the BDC Loan. The BDC Loan contains representations, covenants and events of default customary for transactions of this nature, including that Tempel Canada will maintain a total debt to tangible equity ratio of 1.0 to 1.0 and a fixed charge coverage ratio of 1.15 to 1.0, each tested annually beginning May 31, 2026. As of November 30, 2025, $21.2 million was outstanding under the BDC Loan, while there were no amounts drawn and outstanding as of May 31, 2025.

Canadian Advanced Manufacturing and Innovation Competitiveness Loan – Tempel Canada entered into the AMIC Loan, which provided a loan of up to CAD $5.0 million (approximately USD $3.6 million as of November 30, 2025) to support building and equipment expansion at Tempel Canada’s Burlington, Ontario location. During the six months ended November 30, 2025, we have received total distributions of CAD $2.5 million (approximately USD $1.8 million as of November 30, 2025). The AMIC Loan is structured with an incentive component that states up to CAD $0.5 million (approximately USD $0.4 million as of November 30, 2025) of the principal may be forgiven if certain performance targets are met. As of November 30, 2025, $1.8 million was outstanding under the AMIC Loan.

Sitem Group Term Loans – We assumed the liabilities of Sitem Group as part of the acquisition and recorded the liabilities within the consolidated balance sheet as part of the opening balance sheet. The Sitem Group’s obligations included various term loans (“Sitem Group Term Loans”), which spanned maturities and had varying interest rates and interest rate mechanism. As of November 30, 2025, the aggregate amount outstanding of the Sitem Group Term Loans was $46.8 million, which includes the Sitem Group standstill agreement described below. The obligations, along with the relevant loan terms, are included in the summary table within “Note 7 – Debt.”

Standstill Agreement – Sitem Group – The agreement relates to bilateral credit facilities originally provided to Stanzwerk AG in the aggregate principal amount of CHF 17.1 million (approximately USD $21.2 million as of November 30, 2025). Under the terms of the standstill, the lenders agreed to maintain availability under the credit lines through June 30, 2026. The standstill agreement contains financial covenants requiring Stanzwerk AG to maintain (i) a minimum equity ratio of 15%, tested quarterly beginning June 30, 2025, and (ii) minimum liquidity of CHF 4.0 million (approximately USD $5.0 million as of November 30, 2025), tested monthly beginning April 30, 2025. Stanzwerk AG was in compliance with these covenants as of November 30, 2025. A detailed discussion of all debt obligations and their associated terms is provided in “Note 7 – Debt.”

Common shares – On December 17, 2025, the Board declared a quarterly cash dividend of $0.16 per common share payable on March 27, 2026, to shareholders of record at the close of business on March 13, 2026.

There were no common shares purchased by Worthington Steel during the period presented as part of publicly announced plans or programs.

Redeemable NCI – While redemption events are contingent, the existence of these features could require us to use available cash, debt capacity, or other resources to satisfy our obligations in the future. We continuously monitor our liquidity profile to ensure adequate capacity to fund potential redemptions, although no such obligations were triggered during the six months ended November 30, 2025.

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

Redeemable NCI (Sitem Group) – The determination of whether redemption is probable requires significant judgment, including evaluating contractual terms, market conditions, and the intent of minority holders. If redemption becomes probable, the carrying amount is adjusted to redemption value, which could increase volatility in retained earnings and APIC in future periods.

Management believes that disclosure of these policies and impacts is necessary for investors to understand the effect of Redeemable NCI on our financial condition, results of operations, and liquidity.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Since May 31, 2025, we have entered into a new cross-currency swap hedging transaction designated as a net investment hedge, which is disclosed in “Note 13 – Derivative Financial Instruments and Hedging Activities” to the consolidated financial statements. The corresponding sensitivity analysis disclosed in the 2025 Form 10-K for our Foreign Exchange Rate Risk has been updated below to reflect our exposure to the market risk as of November 30, 2025. There have been no material changes to our market risk other than the aforementioned cross-currency swap during the six months ended November 30, 2025. For a discussion of our market risk, see “Part II – Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” of the 2025 Form 10-K.

Foreign Exchange Rate Risk

Net Investment Hedge – Cross-Currency Swap

During the second quarter of fiscal 2026, we entered into a cross-currency swap to hedge foreign currency risk on a portion of our Euro net investment in the Sitem Group foreign subsidiary against fluctuations in Euro/USD exchange rates.

The notional values and corresponding interest rates are disclosed in “Note 13 – Derivative Financial Instruments and Hedging Activities” to the consolidated financial statements located in Item 1 of this Form 10-Q.

As of November 30, 2025, if the Euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $7.8 million unfavorable impact to the fair value of the cross-currency swap recognized in OCI. The aforementioned unfavorable impact recognized in OCI would be economically offset by favorable currency translation gains on our hedged net investments in those foreign subsidiaries.

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

Management, under the supervision of and with the participation of Worthington Steel’s principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q (the quarterly period ended November 30, 2025). Based on that evaluation, Worthington Steel’s principal executive officer and principal financial officer have concluded that such disclosure controls and procedures designed at the reasonable assurance level and were effective at a reasonable assurance level as of the end of the quarterly period covered by this Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Form 10-Q (the quarterly period ended November 30, 2025) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs
September 1-30, 2025	94,154	$33.28	-	-
October 1-31, 2025	1,659	31.44	-	-
November 1-30, 2025	-	-	-	-
Total	95,813	$33.25	-

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

During the second quarter of fiscal 2026, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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

WORTHINGTON STEEL, INC.

Date: January 8, 2026	By:	/s/ Timothy A. Adams
Timothy A. Adams,
Vice President and Chief Financial Officer
(On behalf of the Registrant as Duly Authorized Officer and as Principal Financial Officer)