Form 10-Q
period 2026-02-28
Worthington Steel, Inc.
filed 2026-04-09
CIK 1968487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2026

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On April 6, 2026, the number of common shares, without par value, of the registrant issued and outstanding was 50,806,338.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING StatementS

Selected statements made by Worthington Steel, Inc. (“Worthington Steel” and, together with its consolidated subsidiaries, the “Company,” “we,” “us,” or “our”) contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”), including, without limitation, the notes to the consolidated financial statements contained in Part I, Item 1 hereto, “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors—Proposed Acquisition-Related Risks,” constitute “forward-looking statements,” as that term is used in the Private Securities Litigation Reform Act of 1995, as amended (the “PSLRA”). Forward-looking statements reflect the Company’s current expectations, estimates or projections concerning future results or events. These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “should,” “would,” “intend,” “plan,” “will,” “likely,” “estimate,” “project,” “position,” “strategy,” “target,” “aim,” “seek,” “foresee,” or other similar words or phrases. These forward-looking statements include, without limitation, statements relating to:

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
•
our plans, objectives, expectations and intentions related to the Proposed Acquisition (as defined in Note 2 to the consolidated financial statements contained in Part I, Item 1 hereto) and the benefits of the Proposed Acquisition;
•
the expected outcomes of the Proposed Acquisition, including estimated cost, operations and commercial synergies and the timeline to realize such synergies;
•
the impact of the Proposed Acquisition on Worthington Steel’s earnings;
•
Worthington Steel’s expected pro forma net leverage ratio following the Proposed Acquisition and net leverage ratio goals following the Proposed Acquisition;
•
the expected timeline for completing the Proposed Acquisition;
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
•
effects of public health emergencies and the various responses of governmental and nongovernmental authorities thereto on economies and markets, and on the Company’s customers, counterparties, and employees and third-party service providers; and
•
other non-historical matters.

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
•
the ability of the parties to successfully complete the Proposed Acquisition on the anticipated terms and timing, including obtaining required regulatory approvals and other conditions to the completion of the Proposed Acquisition;
•
the ability of the parties to obtain the necessary financing arrangements relating to the Proposed Acquisition;
•
our ability to establish day-to-day control over Kloeckner’s (as defined in Note 2 to the consolidated financial statements contained in Part I, Item 1 hereto) operations after the Offer Closing (as defined in Note 2 to the consolidated financial statements contained in Part I, Item 1 hereto) on a timely basis or at all;

•
the effects of the Proposed Acquisition on our and Kloeckner’s operations, including on our future financial condition and performance, operating results, strategy and plans, including anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, losses, future prospects, and business and management strategies for the management, expansion and growth of our operations;
•
the potential impact of the consummation of the Proposed Acquisition on relationships with customers, suppliers, employees and other third parties;
•
our ability to achieve the anticipated cost synergies or accretion to earnings per share once the Proposed Acquisition is consummated;
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
•
the operational, data privacy, security, regulatory and legal risks associated with the Company’s reliance on AI technologies as well as its ability to stay abreast of technological advancements and its dependence on third parties who rely on AI technologies;
•
cybersecurity risks;

•
the effects of privacy and information security laws and standards;
•
the cyclical nature of the steel industry;
•
the Company’s safety performance;
•
the effects of competition and price pressures from competitors; and
•
other risks described from time to time in Worthington Steel’s filings with the SEC, including those described in “Part II, Item 1A. Risk Factors—Proposed Acquisition-Related Risks” hereto and “Part I, Item 1A. Risk Factors” of the annual report on Form 10-K of Worthington Steel for the fiscal year ended May 31, 2025 (the “2025 Form 10-K”).

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

v

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON STEEL, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	(Unaudited)
	February 28,	May 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$90.0	$38.0
Restricted cash	-	54.9
Receivables, less allowances of $1.2 and $3.8, respectively	461.6	438.7
Inventories:
Raw materials	179.6	179.4
Work in process	149.4	165.6
Finished products	106.6	77.0
Total inventories	435.6	422.0
Income taxes receivable	2.7	0.1
Assets held for sale	0.6	11.5
Prepaid expenses and other current assets	116.0	83.3
Total current assets	1,106.5	1,048.5
Investment in unconsolidated affiliate	119.8	126.6
Operating lease right-of-use assets	89.1	72.6
Finance lease right-of-use assets, net of accumulated amortization of $2.1 and $–, respectively	9.4	-
Goodwill	103.3	79.6
Other intangible assets, net of accumulated amortization of $56.5 and $50.3, respectively	87.0	67.9
Deferred income taxes	12.7	11.4
Equity securities	101.3	-
Other assets	8.5	7.0
Property, plant and equipment:
Land	42.3	38.6
Buildings and improvements	221.5	190.4
Machinery and equipment	1,038.8	942.6
Construction in progress	182.9	132.7
Total property, plant and equipment	1,485.5	1,304.3
Less: accumulated depreciation	807.6	756.1
Total property, plant and equipment, net	677.9	548.2
Total assets	$2,315.5	$1,961.8

See condensed notes to consolidated financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	(Unaudited)
	February 28,	May 31,
	2026	2025
Liabilities, mezzanine equity, and equity
Current liabilities:
Accounts payable	$401.9	$402.5
Short-term borrowings	192.7	149.2
Accrued compensation, contributions to employee benefit plans and related taxes	55.3	43.0
Dividends payable	9.1	9.3
Other accrued items	43.8	15.3
Current operating lease liabilities	11.3	7.7
Current finance lease liabilities	2.4	-
Income taxes payable	2.0	4.5
Current maturities of long-term debt	27.1	-
Total current liabilities	745.6	631.5
Other liabilities	57.3	32.8
Long-term debt	31.6	2.3
Noncurrent operating lease liabilities	82.4	68.7
Noncurrent finance lease liabilities	5.1	-
Deferred income taxes	36.1	28.6
Total liabilities	958.1	763.9

Mezzanine equity:
Redeemable noncontrolling interest (“Redeemable NCI”)	96.8	-
Total mezzanine equity	96.8	-

Shareholders’ equity – controlling interest:
Preferred shares, without par value; authorized – 1,000,000 shares; no shares issued or outstanding	-	-
Common shares, without par value; authorized – 150,000,000 shares; issued and outstanding 49,910,958 shares and 49,548,895 shares, respectively	-	-
Additional Paid-in Capital (“APIC”)	916.7	913.9
Retained Earnings	205.7	164.2
Accumulated other comprehensive income (loss), net of taxes of $(2.2) and $(2.0), respectively	2.1	(4.0)
Total Shareholders’ equity – controlling interest	1,124.5	1,074.1
Noncontrolling interests (“NCI”)	136.1	123.8
Total equity	1,260.6	1,197.9
Total liabilities, mezzanine equity, and equity	$2,315.5	$1,961.8

See condensed notes to consolidated financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2026	2025	2026	2025
Net sales	$769.8	$687.4	$2,514.6	$2,260.4
Cost of goods sold	693.7	606.2	2,230.1	1,998.8
Gross margin	76.1	81.2	284.5	261.6
Selling, general and administrative expense	77.5	54.6	216.3	172.7
Impairment of assets	1.5	7.4	2.1	7.4
Restructuring and other (income) expense, net	(6.0)	0.9	(7.0)	0.9
Operating income	3.1	18.3	73.1	80.6
Other income (expense):
Miscellaneous income (expense), net	9.8	0.2	9.9	(1.9)
Interest expense, net	(2.1)	(1.4)	(7.7)	(6.1)
Equity in net income of unconsolidated affiliate	3.5	-	16.7	0.4
Earnings before income taxes	14.3	17.1	92.0	73.0
Income tax expense	3.5	5.0	21.1	12.6
Net earnings	10.8	12.1	70.9	60.4
Net earnings (loss) attributable to noncontrolling interests	0.4	(1.7)	4.9	5.4
Net earnings attributable to controlling interest	$10.4	$13.8	$66.0	$55.0

Basic
Weighted average common shares outstanding	49.9	49.5	49.8	49.5
Earnings per share attributable to controlling interest	$0.21	$0.28	$1.33	$1.11

Diluted
Weighted average common shares outstanding	50.9	50.5	50.7	50.5
Earnings per share attributable to controlling interest	$0.20	$0.27	$1.30	$1.09

Common shares outstanding at end of period	49.9	49.5	49.9	49.5

Cash dividends declared per share	$0.16	$0.16	$0.48	$0.48

See condensed notes to consolidated financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2026	2025	2026	2025
Net earnings attributable to controlling interest	$10.4	$13.8	$66.0	$55.0
Net earnings (loss) attributable to noncontrolling interests	0.4	(1.7)	4.9	5.4
Net earnings	10.8	12.1	70.9	60.4
Other comprehensive income, net of tax
Foreign currency translation, net	3.8	(3.7)	5.5	(6.4)
Net investment hedge	(1.0)	-	(1.6)	-
Pension liability adjustment	-	-	-	(1.0)
Cash flow hedges	0.8	(1.9)	2.2	(1.9)
Other comprehensive income (loss)	3.6	(5.6)	6.1	(9.3)
Comprehensive income	14.4	6.5	77.0	51.1
Comprehensive income (loss) attributable to noncontrolling interests	0.4	(1.7)	4.9	5.4
Comprehensive income attributable to controlling interest	$14.0	$8.2	$72.1	$45.7

See condensed notes to consolidated financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	February 28,
	2026	2025
Operating activities:
Net earnings	$70.9	$60.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	63.6	49.1
Impairment of assets	2.1	7.4
Benefit from deferred income taxes	(7.9)	(2.3)
Bad debt expense	0.6	1.9
Equity in net income of unconsolidated affiliate, net of distributions	6.8	12.4
Net gain on sale of assets	(5.3)	(1.1)
Stock-based compensation	11.8	8.1
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	24.6	58.0
Inventories	28.5	63.0
Accounts payable	(33.2)	(58.9)
Accrued compensation and employee benefits	0.7	(12.1)
Other operating items, net	(6.9)	(9.5)
Net cash provided by operating activities	156.3	176.4

Investing activities:
Investment in property, plant and equipment	(84.1)	(84.9)
Acquisitions, net of cash acquired	(1.6)	-
Proceeds from sale of assets, net of selling costs	16.6	1.1
Purchases of equity securities	(101.4)	-
Other investing activities	0.4	-
Net cash used in investing activities	(170.1)	(83.8)

Financing activities:
Proceeds from (repayments of) short-term borrowings, net	35.0	(20.0)
Proceeds from revolving credit facility borrowings - swing loans	1,166.7	337.5
Repayments of revolving credit facility borrowings - swing loans	(1,158.2)	(355.5)
Proceeds from long-term debt, net of issuance costs	23.4	2.2
Principal payments on long-term debt	(23.0)	-
Payments of tax withholdings, net of proceeds from issuance of common shares	(6.0)	(2.9)
Payments to noncontrolling interests	-	(6.9)
Dividends paid	(24.6)	(23.9)
Payments of debt issuance costs	(2.3)	-
Net cash provided by (used in) financing activities	11.0	(69.5)

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(0.1)	-
Increase (decrease) in cash, cash equivalents and restricted cash	(2.9)	23.1
Cash, cash equivalents, and restricted cash at beginning of period	92.9	40.2
Cash, cash equivalents, and restricted cash at end of period	$90.0	$63.3

See condensed notes to consolidated financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND MEZZANINE EQUITY

(In millions, except per common share amounts)

(Unaudited)

	Shareholders’ Equity
									Mezzanine
	Controlling Interest								Equity

	Common Shares			AOCI,	Retained				Redeemable
	Shares	Amount	APIC	Net of Tax	Earnings	Total	NCI	Total	NCI
Balance at May 31, 2025	49,548,895	$-	$913.9	$(4.0)	$164.2	$1,074.1	$123.8	$1,197.9	$-
Acquisition (Note 2)	-	-	-	-	-	-	-	-	99.2
Contribution of Tempel Nagold (Note 2)	-	-	(0.7)	-	-	(0.7)	-	(0.7)	0.7
Net earnings (loss)	-	-	-	-	36.8	36.8	4.5	41.3	(2.7)
Other comprehensive income	-	-	-	0.6	-	0.6	-	0.6	-
Foreign currency translation	-	-	-	-	-	-	-	-	0.5
Common shares issued, net of withholding tax	86,349	-	(1.6)	-	-	(1.6)	-	(1.6)	-
Theoretical common shares in non-qualified deferred compensation plans	-	-	0.1	-	-	0.1	-	0.1	-
Stock-based compensation	-	-	3.6	-	-	3.6	-	3.6	-
Cash dividends declared ($0.16) per common share	-	-	-	-	(8.0)	(8.0)	-	(8.0)	-
Balance at August 31, 2025	49,635,244	$-	$915.3	$(3.4)	$193.0	$1,104.9	$128.3	$1,233.2	$97.7
Net earnings	-	-	-	-	18.8	18.8	3.3	22.1	(0.6)
Other comprehensive income	-	-	-	1.9	-	1.9	-	1.9	-
Foreign currency translation	-	-	-	-	-	-	-	-	1.1
Common shares issued, net of withholding tax	221,867	-	(3.2)	-	-	(3.2)	-	(3.2)	-
Stock-based compensation	-	-	3.0	-	-	3.0	-	3.0	-
Cash dividends declared ($0.16) per common share	-	-	-	-	(8.3)	(8.3)	-	(8.3)	-
Balance at November 30, 2025	49,857,111	$-	$915.1	$(1.5)	$203.5	$1,117.1	$131.6	$1,248.7	$98.2
Net earnings	-	-	-	-	10.4	10.4	4.5	14.9	(4.1)
Other comprehensive income	-	-	-	3.6	-	3.6	-	3.6	-
Foreign currency translation	-	-	-	-	-	-	-	-	2.7
Common shares issued, net of withholding tax	53,847	-	(1.2)	-	-	(1.2)	-	(1.2)	-
Stock-based compensation	-	-	2.8	-	-	2.8	-	2.8	-
Cash dividends declared ($0.16) per common share	-	-	-	-	(8.2)	(8.2)	-	(8.2)	-
Balance at February 28, 2026	49,910,958	$-	$916.7	$2.1	$205.7	$1,124.5	$136.1	$1,260.6	$96.8

See condensed notes to consolidated financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND MEZZANINE EQUITY

(In millions, except per common share amounts)

(Unaudited)

	Shareholders’ Equity
									Mezzanine
	Controlling Interest								Equity

	Common Shares			AOCI,	Retained				Redeemable
	Shares	Amount	APIC	Net of Tax	Earnings	Total	NCI	Total	NCI
Balance at May 31, 2024	49,331,514	$-	$905.3	$(6.1)	$86.1	$985.3	$132.2	$1,117.5	$-
Net earnings	-	-	-	-	28.4	28.4	3.8	32.2	-
Other comprehensive income	-	-	-	2.2	-	2.2	-	2.2	-
Common shares issued, net of withholding tax	93,217	-	(1.6)	-	-	(1.6)	-	(1.6)	-
Stock-based compensation	-	-	3.0	-	-	3.0	-	3.0	-
Dividends to noncontrolling interests	-	-	-	-	-	-	(1.9)	(1.9)	-
Cash dividends declared ($0.16) per common share	-	-	-	-	(8.2)	(8.2)	-	(8.2)	-
Balance at August 31, 2024	49,424,731	$-	$906.7	$(3.9)	$106.3	$1,009.1	$134.1	$1,143.2	$-
Net earnings	-	-	-	-	12.8	12.8	3.3	16.1	-
Other comprehensive loss	-	-	-	(5.9)	-	(5.9)	-	(5.9)	-
Common shares issued, net of withholding tax	58,251	-	(0.1)	-	-	(0.1)	-	(0.1)	-
Theoretical common shares in non-qualified deferred compensation plans	-	-	0.1	-	-	0.1	-	0.1	-
Stock-based compensation	-	-	2.9	-	-	2.9	-	2.9	-
Dividends to noncontrolling interests	-	-	-	-	-	-	(3.1)	(3.1)	-
Cash dividends declared ($0.16) per common share	-	-	-	-	(8.1)	(8.1)	-	(8.1)	-
Balance at November 30, 2024	49,482,982	$-	$909.6	$(9.8)	$111.0	$1,010.8	$134.3	$1,145.1	$-
Net earnings (loss)	-	-	-	-	13.8	13.8	(1.7)	12.1	-
Other comprehensive loss	-	-	-	(5.6)	-	(5.6)	-	(5.6)	-
Common shares issued, net of withholding tax	52,467	-	(1.2)	-	-	(1.2)	-	(1.2)	-
Stock-based compensation	-	-	2.8	-	-	2.8	-	2.8	-
Dividends to noncontrolling interests	-	-	-	-	-	-	(1.8)	(1.8)	-
Cash dividends declared ($0.16) per common share	-	-	-	-	(8.3)	(8.3)	-	(8.3)	-
Balance at February 28, 2025	49,535,449	$-	$911.2	$(15.4)	$116.5	$1,012.3	$130.8	$1,143.1	$-

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

On June 3, 2025, the Company, through its wholly owned subsidiary Tempel Steel Company, LLC (“Tempel”), completed its acquisition of 52% of the issued and outstanding capital stock of S.I.T.E.M. S.p.A., a joint stock company incorporated under the laws of Italy (“Sitem” and, together with its subsidiaries, Stanzwerk AG, Decoup S.A.S. and Sitem Slovakia spol. s r.o., the “Sitem Group”). The results of Sitem Group are included in the Company’s consolidated financial statements on a one-month reporting lag to allow for the timely completion of its financial reporting process. The Company did not identify any material events during the most recent lag period that would require adjustment to the consolidated financial statements. For additional information, see “Note 2 – Acquisitions.”

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

The Company owns a noncontrolling interest (50% interest) in one unconsolidated joint venture: Serviacero Planos, S. de R.L. de C.V. (“Serviacero Worthington”). The Company’s investment in its unconsolidated affiliate is accounted for using the equity method using financial information reported on a one-month lag with the Company’s proportionate share of income or loss recognized within equity in net income (loss) of unconsolidated affiliate (“equity income”) in its consolidated statements of earnings. Distributions received are recognized as a reduction in the carrying amount of the investment. The Company received a $17.5 million dividend from Serviacero Worthington during the current one-month lag reporting period that was reflected as a reduction in the carrying amount of the investment in the consolidated balance sheet. See further discussion of the Company’s unconsolidated affiliate in “Note 4 – Investments.”

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

New Accounting Policies

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

At initial recognition, redeemable noncontrolling interests are recorded at their issuance-date, or acquisition date, fair value. Subsequently, redeemable noncontrolling interests that are currently redeemable, or probable of becoming redeemable, are adjusted to the greater of (i) current redemption value or (ii) initial carrying amount. Adjustments to redemption value are recorded through retained earnings or, in the absence of retained earnings, through APIC. Upward adjustments are considered a deemed dividend and would result in a reduction to earnings available to common shareholders for the calculation of earnings per common share. For additional information, see “Note 11 – Equity and Mezzanine Equity.”

Prior-period financial statements were not recast, as these redemption rights were not applicable in prior periods.

Equity Securities

During the third quarter of fiscal 2026, the Company purchased equity securities of a publicly held company. These equity securities represent a new type of asset for the Company, and accordingly the following accounting policy is being disclosed. For additional information, see “Note 2 – Acquisitions” and “Note 4 – Investments.”

The Company may make investments in both privately and publicly held equity securities in which the Company does not have a controlling interest or significant influence. Equity securities with readily determinable fair values are measured at fair value with changes in fair value recognized in net earnings via miscellaneous income (expense), net, which is below operating income. Transaction costs associated with the acquisition and disposition of equity securities are expensed as incurred and recorded in miscellaneous income (expense), net.

The Company elected to record equity securities without readily determinable fair values at cost, less impairment, plus or minus subsequent adjustments for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Changes resulting from impairments and observable price adjustments are recognized in net earnings.

Equity securities are classified as current or noncurrent based upon management’s intent and expected timing of sale. Investments held for strategic or long-term business purposes are classified as noncurrent.

Prior-period financial statements were not recast, as there were no equity securities in prior periods.

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows as of the beginning and end of the periods presented:

	Nine Months Ended
	February 28,	February 28,
(In millions)	2026	2025
Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	38.0	40.2
Restricted cash	54.9	-
Total cash and cash equivalents and restricted cash, at beginning of period	$92.9	$40.2

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	90.0	63.3
Restricted cash	-	-
Total cash and cash equivalents and restricted cash, at end of period	$90.0	$63.3

Concentration of Net Sales and Equity Securities

Net Sales

The Company sells its products and services to a diverse customer base and a broad range of end markets. The automotive industry is the largest end market for the Company, which is largely driven by the production schedules of Ford, General Motors and Stellantis North America (the “Detroit Three Automakers”).

While the Company’s business is not dependent on any one customer, net sales to certain customers were at least 10% of the Company’s consolidated net sales for the periods presented. A significant loss of, or decrease in, business from any of these customers could have a material adverse effect on the Company’s consolidated net sales and financial results if the Company were not able to obtain replacement business. Also, the Company’s sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of the Company’s largest customers.

The following table summarizes the concentration percentage of consolidated net sales for the periods presented:

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(Percentage of Net Sales)	2026	2025	2026	2025
End Market – Automotive	54%	52%	55%	52%
Detroit Three Automakers	33%	32%	35%	32%
Largest Automotive Customers:
Customer A	15%	12%	14%	12%
Customer B	12%	14%	14%	14%

Equity Securities

As of February 28, 2026, the Company’s equity securities were comprised exclusively of Kloeckner Shares (as defined in Note 2 to the accompanying consolidated financial statements). The fair value of these securities may fluctuate based on market conditions and issuer-specific developments.

Preparation of Financial Statements Including the Use of Estimates

These interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments that are of a normal and recurring nature necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. Operating results for the third quarter of fiscal 2026 are not necessarily indicative of the results that may be expected for the entirety of fiscal 2026 or any other quarter. These interim unaudited consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the 2025 Form 10-K.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Reclassifications: Certain amounts disclosed within the Company’s condensed notes to the consolidated financial statements have been reclassified to conform to the current presentation. The reclassifications relate to the unaudited pro forma earnings disclosures for Sitem Group and have been updated to include clarified assumptions for the year-to-date amounts disclosed and for the removal of the deemed dividend on noncontrolling interest recorded in the first quarter of fiscal 2026. The adjustments had an immaterial impact on the reported results.

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

Accounting for Government Grants Received by Business Entities – In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”). This guidance establishes authoritative guidance for the recognition, measurement, presentation, and disclosure of government grants received by business entities. It is effective for annual periods beginning after December 15, 2028, including interim periods within those annual periods. ASU 2025-10 allows for modified prospective, modified retrospective, or full retrospective application. Early adoption in interim or annual periods is permitted, with adoption in an interim period to be applied as of the beginning of the annual period that includes that interim. The Company is currently evaluating the effect the adoption of ASU 2025-10 may have on its consolidated financial statements and disclosures.

Interim Reporting: Narrow-Scope Improvements – In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). This guidance enhances consistency in interim reporting for all entities by clarifying interim disclosure requirements and the form and content of interim financial statements in accordance with GAAP. It is effective for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and must be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2025-11 on its consolidated financial statements and disclosures.

Note 2 – Acquisitions

Proposed Acquisition of Kloeckner

On January 15, 2026, the Company entered into a Business Combination Agreement (“BCA”) with Klöckner & Co SE (“Kloeckner”). Following execution of the BCA, the Company, through its wholly owned indirect subsidiary Worthington Steel GmbH (the “Bidder”), launched a voluntary public cash takeover offer to all Kloeckner shareholders to tender each issued and outstanding share of Kloeckner (each, a “Kloeckner Share”) to the Bidder. Subject to the terms and conditions of the offer document (the “Offer Document”) relating to the Offer (as defined below), upon settlement of the Offer (the “Offer Closing”) the Company will pay cash consideration equal to €11.00 (subject to any increases either made voluntarily or in accordance with applicable German law) for each Kloeckner Share validly tendered by Kloeckner shareholders (such tender offer, the “Offer,” and such acquisition of Kloeckner Shares, the “Proposed Acquisition”). The initial acceptance period for the Offer began on February 5, 2026, upon publication of the Offer Document following its approval by the German Federal Financial Supervisory Authority (Bundesanstalt für Finanzdienstleistungsaufsicht, “BaFin”). The Proposed Acquisition has not been completed as of February 28, 2026, and, accordingly, the Company has not applied acquisition accounting. The results of operations and financial position of Kloeckner are not included in the Company’s financial statements.

On March 10, 2026, the Company executed an amendment (the “Offer Amendment”) to the Offer Document. Pursuant to the Offer Amendment, Bidder reduced the minimum acceptance threshold of the Kloeckner Shares required as a condition to the closing of the Offer from at least 65% to at least 57.5% of the Kloeckner Shares at the expiry of the acceptance period for the Offer (the “Acceptance Period”). As a result of the Offer Amendment, the Acceptance Period was extended by two weeks pursuant to the German Securities Acquisition and Takeover Act (Wertpapiererwerbs- und Übernahmegesetz) (“WpÜG”), and expired on March 26, 2026.

On March 31, 2026, the Company announced that it had achieved the minimum acceptance threshold of Kloeckner’s issued share capital. Following the expiration, an additional, statutory two-week acceptance period began on April 1, 2026, which will conclude on April 14, 2026, after which, the Company will announce the final results for the Offer. Subject to the Regulatory Condition (as defined below in Part II, Item 1A), the Company expects the Offer Closing to occur in the second half of calendar 2026. On March 27, 2026, Worthington Steel informed Kloeckner about its firm intention to enter into a domination and profit and loss transfer agreement (“DPLTA”) with Kloeckner immediately after completion of the Offer. At the time of the completion of the DPLTA, any outstanding Kloeckner Shares not owned by the Company will be minority shareholders of Kloeckner.

If completed, the Proposed Acquisition is expected to have a material impact on the Company, results of operations and financial condition.

Equity Securities

As of February 28, 2026, the Company owns Kloeckner Shares, but does not have a controlling interest or the ability to exercise significant influence. Accordingly, the Company has not recognized Kloeckner’s assets or liabilities in the accompanying consolidated financial statements. Upon closing of the Proposed Acquisition, the Company expects to obtain a controlling financial interest and account for the transaction as a business combination. For additional information, see “Note 4 – Investments.”

Sitem Group (Fiscal 2026)

On June 3, 2025, Tempel completed its acquisition of 52% of Sitem Group. Sitem Group produces electric motor laminations and accessory products primarily for automotive and industrial applications in Europe.

The total purchase price as of the acquisition date for the Sitem Group acquisition consisted of the following:

(1)
Cash consideration for stock acquired from shareholders of €43.1 million ($48.9 million);
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

The cash consideration included cash that is contingent on certain customary conditions, of which €4.2 million ($4.7 million) relates to the purchase of existing shares and €0.6 million ($0.7 million) relates to the purchase of newly issued shares. As of February 28, 2026, the contingent cash consideration had not yet been paid. The acquisition was funded primarily with restricted cash held in escrow at May 31, 2025. The difference between the contributed fair value of Tempel Nagold at the time of the acquisition and the noncontrolling interest in Tempel Nagold, which was at the Company’s historical cost, was $0.7 million and was recorded as an adjustment to APIC.

For the third quarter of fiscal 2026, there were no material acquisition-related expenses incurred compared to $1.2 million for the third quarter of fiscal 2025. For the nine months ended February 28, 2026 and February 28, 2025, such expenses were $0.7 million and $3.2 million, respectively. These costs are included in selling, general and administrative expense (“SG&A”) in the consolidated statements of earnings, consisting primarily of legal, advisory, and valuation services. There was a one-time bonus of €4.0 million ($4.6 million) that was paid in the first quarter of fiscal 2026 to key individuals at Sitem Group as a result of the successful closing, which was recorded in SG&A in the consolidated statements of earnings. There was a deferred tax asset adjustment of €0.7 million ($0.8 million) related to the disallowance of deferred tax assets located within Germany as a result of the contribution of Tempel Nagold. This adjustment was recorded in income tax expense in the consolidated statements of earnings.

The Sitem Group transaction includes a series of put options and call options. The net put/call was valued at €9.4 million ($10.7 million) using a Monte Carlo simulation in a risk-neutral framework and is recorded within Mezzanine Equity. The fair value of the remaining noncontrolling interest of 48% after the acquisition was determined using the implied enterprise value based on the purchase price. For additional information, see “Note 11 – Equity and Mezzanine Equity.”

The following table summarizes the consideration transferred and the estimated fair value assigned to the assets acquired and liabilities assumed at the acquisition date. These amounts reflect various preliminary fair value estimates and assumptions, including preliminary work performed by a third-party valuation specialist, and are subject to change within the measurement period as the valuation is finalized. The primary areas of preliminary purchase price allocation subject to change relate to the final net financial position adjustment calculation and the resulting valuation of residual goodwill. During the second quarter of fiscal 2026, the Company recognized certain tax-related measurement period adjustments shown due to changes in the underlying calculation. No measurement period adjustments were recorded in the third quarter of fiscal 2026.

			Revised
			Valuation
		Measurement	as of
	Preliminary	Period	February 28,
(In millions)	Valuation	Adjustments	2026
Consideration Transferred
Cash Consideration	$44.2	$-	$44.2
Contingent Consideration - Cash	4.7	-	4.7
Subtotal	48.9	-	48.9

Cash Capital Contribution	5.1	-	5.1
Contingent Capital Contribution - Cash	0.3	-	0.3
Subtotal	5.4	-	5.4

Contribution of Tempel’s electrical steel subsidiary in Nagold, Germany	12.0	-	12.0
Total Consideration Transferred	$66.3	-	$66.3

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$42.6	$-	$42.6
Receivables	39.6	-	39.6
Inventories	40.4	-	40.4
Deferred income tax assets	3.2	-	3.2
Prepaid expenses	4.9	-	4.9
Operating lease right-of-use assets	16.5	-	16.5
Finance lease right-of-use assets	8.6	-	8.6
Property, plant and equipment	98.8	-	98.8
Intangible assets	24.0	-	24.0
Other assets	1.0	-	1.0
Total identifiable assets	279.6	-	279.6
Accounts payable	(34.7)	-	(34.7)
Accrued compensation and related taxes	(9.3)	-	(9.3)
Current operating lease liabilities	(2.7)	-	(2.7)
Current finance lease liabilities	(2.4)	-	(2.4)
Noncurrent operating lease liabilities	(13.9)	-	(13.9)
Noncurrent finance lease liabilities	(6.2)	-	(6.2)
Current maturities of long-term debt and short-term borrowings	(25.9)	-	(25.9)
Deferred income tax liabilities	(16.9)	0.5	(16.4)
Long-term debt	(25.3)	-	(25.3)
Pension and other postretirement benefit obligations	(14.3)	-	(14.3)
Other non-current liabilities	(1.9)	-	(1.9)
Total identifiable liabilities	(153.5)	0.5	(153.0)
Sitem Group - Net identifiable assets	126.1	0.5	126.6
Goodwill	22.0	(0.5)	21.5
Total – Sitem Group	148.1	-	148.1

Redeemable NCI - Net Put option	(10.7)	-	(10.7)
Redeemable NCI	(71.1)	-	(71.1)
Total - Redeemable NCI	(81.8)	-	(81.8)
Total	$66.3	$-	$66.3

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

Operating results of Sitem Group have been included in the Company’s consolidated statements of earnings since June 3, 2025, the date of acquisition. For the three months ended February 28, 2026, Sitem Group contributed net sales of $41.8 million and net loss of $4.5 million. For the nine months ended February 28, 2026, Sitem Group contributed net sales of $133.8 million and net loss of $8.2 million.

The following unaudited pro forma information presents consolidated financial information as if Sitem Group had been acquired at the beginning of fiscal 2025. Depreciation and amortization expenses included in the pro forma results reflect the preliminary acquisition-date fair values assigned to the definite-lived intangible assets and fixed assets of Sitem Group assuming a June 1, 2024, acquisition date. Adjustments have been made to remove acquisition-related costs and the acquisition date fair value adjustment to acquired inventories. The pro forma adjustments noted below have been adjusted for the applicable income tax impact. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on June 1, 2024.

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(In millions, except per share amounts)	2026	2025	2026	2025
Net Sales	$769.8	$734.6	$2,514.6	$2,428.8
Net earnings attributable to controlling interest	$10.3	$9.2	$66.7	$48.8
Diluted earnings per share attributable to controlling interest	$0.20	$0.19	$1.33	$0.97

Note 3 – Revenue Recognition

The Company recognizes revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration it expects to receive for those goods or services, including any variable consideration.

The Company generates revenue by processing steel to the precise type, thickness, length, width, shape, and surface quality required by customer specification. The Company can also toll process steel for steel mills, large end-users, and service centers. Toll processing revenue is recognized over time. All other revenue is recognized at a point in time, generally upon shipment to the customer.

The following table summarizes net sales by product class for the periods presented:

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(In millions)	2026	2025	2026	2025
Product class
Direct	$743.0	$653.8	$2,426.6	$2,144.6
Toll	26.8	33.6	88.0	115.8
Total	$769.8	$687.4	$2,514.6	$2,260.4

The following table summarizes the unbilled receivables and contract assets at the dates indicated:

		February 28,	May 31,
(In millions)	Balance Sheet Classification	2026	2025
Unbilled receivables	Receivables	$4.1	$4.0
Contract assets	Prepaid expenses and other current assets	$11.1	$7.0

The following table summarizes the changes in contract liabilities for the periods presented:

(In millions)
Balance at May 31, 2025	$5.2
Unearned revenue from cash received during the period	4.1
Revenue recognized related to contract liability balance	(3.4)
Balance at February 28, 2026	$5.9

Note 4 – Investments

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

The Company accounts for its investment in Serviacero Worthington under the equity method using financial information on a one-month lag. Accordingly, the summarized financial information included below does not reflect events occurring in the subsequent one-month period.

The Company received distributions from Serviacero Worthington of $23.5 million and $12.8 million during the nine months ended February 28, 2026 and February 28, 2025, respectively, and distributions of $17.5 million and $7.8 million during the three months ended February 28, 2026, and February 28, 2025. The gross distribution to the members of Serviacero Worthington during the three months ended February 2026 was $35.0 million, of which the Company received $17.5 million. This distribution was reported as a reduction of the Company’s investment in unconsolidated affiliate balance but is not reflected in the summarized financial information presented below because it occurred during the lag period.

The following tables summarize certain financial information of Serviacero Worthington as of the dates, and for the periods presented:

	February 28,	May 31,
(In millions)	2026	2025
Cash and cash equivalents (1)	$54.9	$16.0
Other current assets	195.0	219.4
Noncurrent assets	61.7	62.2
Total assets	$311.6	$297.6

Current liabilities	33.4	40.5
Other noncurrent liabilities	4.8	5.0
Equity (1)	273.4	252.1
Total liabilities and equity	$311.6	$297.6

(1)
Excludes the impact of a $35.0 million distribution paid in cash to members in February 2026 due to reporting Serviacero Worthington on a one-month lag.

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(In millions)	2026	2025	2026	2025
Net sales	$99.7	$99.7	$370.5	$386.9
Gross margin	11.6	8.2	48.4	33.4
Operating income	7.3	4.3	36.2	21.5
Depreciation and amortization	1.1	1.2	3.1	3.5
Interest expense	-	-	-	-
Income tax expense (benefit)	(0.8)	0.2	1.9	12.8
Net earnings	7.0	-	33.3	0.9

The following table presents the net earnings of Serviacero Worthington attributable to the Company for the periods presented:

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(In millions)	2026	2025	2026	2025
Equity in net income of unconsolidated affiliate	$3.5	$-	$16.7	$0.4

Equity securities

The following table summarizes the equity securities, all of which are Kloeckner Shares, at the dates indicated:

	February 28,	May 31,
(In millions)	2026	2025
Equity securities	$101.3	$-

Amounts presented as net gains (losses) on equity securities reflect changes in fair value and exclude transaction costs, which are expensed as incurred. The following table summarizes the net gains and losses recognized in miscellaneous income (expense), net, for the periods presented:

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(In millions)	2026	2025	2026	2025
Net unrealized gains (losses) on equity securities	$0.3	$-	$0.3	$-
Realized gains (losses) on sales of equity securities	-	-	-	-
Total recognized in net earnings	$0.3	$-	$0.3	$-

For additional information, see “Note 2 – Acquisitions” and “Note 15 – Fair Value.”

Note 5 – Impairment of Assets

The Company reviews its assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may be impaired.

Fiscal 2026

Tempel, a wholly owned subsidiary of Worthington Steel, owns a subsidiary in Canada (“Tempel Canada”). During the third quarter of fiscal 2026, the Company determined that certain internal-use software assets associated with a project at Tempel Canada were impaired. It was determined that it was no longer probable that the software being developed would be completed and placed in service. As the assessment for impairment for uncompleted software is performed at the module level, the assets associated with specific modules of the internal-use software assets were determined to have no value and were written down to zero, which resulted in a pre-tax impairment charge of $1.5 million for assets previously recorded in construction in progress.

During the second quarter of fiscal 2026, the net asset value on certain machinery at the Company’s manufacturing facility in Taylor, Michigan was lowered to $0.5 million, resulting in a pre-tax impairment charge of $0.6 million. No additional impairments related to this matter were recorded during the three months ended February 28, 2026.

Fiscal 2025

During the third quarter of fiscal 2025, the Company recognized pre-tax asset impairment charges of $7.4 million in connection with a (a) $1.3 million pre-tax impairment of an in-process research and development intangible asset and a (b) $6.1 million pre-tax asset impairment related to the consolidation of WSCP’s Cleveland, Ohio toll processing manufacturing facility into its existing manufacturing facility in Twinsburg, Ohio. These charges were reflected in the consolidated statements of earnings for the three months and nine months ended February 28, 2025. No additional impairments related to these matters were recorded during the three months and nine months ended February 28, 2026.

Note 6 – Restructuring and Other (Income) Expense, Net

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

A progression of the liabilities associated with the restructuring activities, combined with a reconciliation to the restructuring and other (income) expense, net financial statement caption in the Company’s consolidated statements of earnings as of the dates presented, is summarized below:

	Balance, as of	Expense			Balance, as of
(In millions)	May 31, 2025	(Income)	Payments	Adjustments	February 28, 2026
Early retirement and severance	$2.1	$-	$(1.5)	$-	$0.6
Net gain on sale of assets		(7.0)
Restructuring and other (income) expense, net		$(7.0)

During the nine months ended February 28, 2026, the following actions were taken related to our restructuring activities:

•
The Company made early retirement and severance payments of $1.0 million associated with a TWB voluntary retirement program (“VRP”). Under the terms of the VRP, eligible TWB employees in the U.S. who chose to participate in the program were offered severance based on their years of service. The VRP was closed to employee acceptance during the fourth quarter of fiscal 2025. The Company does not expect to incur additional material severance expenses in fiscal 2026 or beyond due to these announced plans.
•
The Company made severance payments of $0.5 million associated with its announced plans to consolidate WSCP’s remaining Cleveland, Ohio toll processing manufacturing facility into WSCP’s existing manufacturing facility in Twinsburg, Ohio. The Company does not expect to incur additional material severance expenses in fiscal 2026 or beyond due to these announced plans.
o
During the first quarter of fiscal 2026, the Company sold machinery and equipment with a net book value of $0.3 million that was reported within assets held for sale for net cash proceeds of $1.3 million, resulting in a pre-tax gain of $1.0 million.
o
During the third quarter of fiscal 2026, the Company sold substantially all of the remaining net assets of WSCP’s remaining Cleveland, Ohio toll processing manufacturing facility, which were reported in assets held for sale prior to the sale. Finance lease assets and buildings and improvements, net, with a net book value of $9.7 million were sold for $14.7 million, which included net cash proceeds of $14.1 million, resulting in a pre-tax gain of $5.0 million. Machinery and equipment with a net book value of $0.3 million were sold for net cash proceeds of $1.3 million, resulting in a pre-tax gain of $1.0 million.

The total liability as of February 28, 2026, is expected to be paid in the next 12 months.

Note 7 – Contingent Liabilities and Commitments

Contingent Liabilities

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

The Company is currently involved in a dispute relating to the import of steel across international borders. Based on currently available information, the Company believes a loss is not probable and therefore has not recorded a reserve. The Company estimates that a reasonably possible loss could range from $2.0 million to $4.0 million. The Company will continue to monitor the dispute and will record a reserve if settlement in the dispute becomes probable.

Commitments

In February 2026, the Bidder entered into a binding agreement with a single Kloeckner shareholder to purchase 1,000,000 Kloeckner Shares at €11.00 per share. The agreement requires delivery of these Kloeckner Shares at closing of the binding agreement, which is expected to take place on June 15, 2026. No voting or economic rights transfer until closing. As of February 28, 2026, no asset or liability has been recorded because the agreement remains executory. The total contractual purchase price under the agreement is €11.0 million ($13.0 million as of February 28, 2026).

Note 8 – Guarantees

The Company does not have guarantees that it believes are reasonably likely to have a material current or future effect on its consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

At February 28, 2026, the Company had in place outstanding stand-by letters of credit in the aggregate amount of $2.4 million issued to third-party service providers. The fair value of the guarantee instruments, based on premiums paid, was not material and no amounts were drawn against it at February 28, 2026. These guarantee instruments are subject to annual renewal.

Note 9 – Debt

The following table summarizes the Company’s debt outstanding at the dates presented:

		Rate			February 28,	May 31,
(In millions)	Security	Type	Rate	Maturity	2026	2025
Long-term debt:
Canadian Expansion Loans:
FED DEV Loan	Unsecured	–	–	March 2032	$2.3	$2.3
BDC Loan	Secured	Variable	BDC Floating Base Rate minus 1.75%	June 2051	21.8	-
AMIC Loan	Unsecured	Fixed	0% until June 2028, 5.97% thereafter	May 2032	1.8	-

Sitem Group Term Loans:
Sitem Group Term Loan 2	Unsecured	Fixed	1.50%	March 2027	1.0	-
Sitem Group Term Loan 3	Secured	Fixed	1.94%	September 2030	4.1	-
Sitem Group Term Loan 4	Unsecured	Fixed	0.36%	February 2029	0.5	-
Sitem Group Term Loan 6	Unsecured	Fixed	0.55%	December 2028	0.7	-
Sitem Group Term Loan 8	Secured	Variable	Euribor 1m/360 + 1.65%	May 2026	0.5	-
Sitem Group Term Loan 10	Secured	Variable	Euribor 3m/360 + 1.20%	September 2026	0.3	-
Sitem Group Term Loan 11	Unsecured	Variable	Euribor 3m/360 + 1.65%	March 2028	3.5	-
Sitem Group Term Loan 13	Secured	Fixed	0.90%	October 2026	0.1	-
Standstill Agreement – Sitem Group	Secured	Variable	SARON (subject to 0% floor) + 5.0%	June 2026	22.1	-
Total					58.7	2.3
Less: current maturities of long-term debt	–	–	–	–	27.1	-
Long-term debt, net of current maturities					$31.6	$2.3

Short-term borrowings and current maturities:
Revolving credit facility	Secured	Variable	Various	November 2028	$192.7	$149.2
Current maturities of long-term debt	–	–	–	–	27.1	-
Total short-term borrowings and current maturities					219.8	149.2
Total Debt					$251.4	$151.5

Foreign currency-denominated borrowings are translated at the applicable reporting period exchange rates, with translation adjustments recorded in accumulated other comprehensive income (loss) (“AOCI”).

The following table provides the maturities of long-term debt in the next five years and the remaining years thereafter as of February 28, 2026:

(In millions)
Year 1	$27.1
Year 2	4.3
Year 3	3.0
Year 4	2.8
Year 5	2.5
Thereafter	19.0
Total	$58.7

As of February 28, 2026, there are $192.7 million of short-term borrowings under the Credit Facility due in fiscal 2026.

Short-Term Borrowings

Revolving Credit Facility

On November 30, 2023, the Company entered into a senior secured revolving credit facility scheduled to mature on November 30, 2028, with a group of lenders (the “Credit Facility”). The Credit Facility provides capacity of up to $550.0 million to the extent secured by eligible accounts receivable and inventory balances at period end, which consist primarily of U.S. dollar denominated account balances. At February 28, 2026 and May 31, 2025, there were $192.7 million and $149.2 million, respectively, of outstanding borrowings drawn against the Credit Facility. After accounting for the eligible borrowing base, at February 28, 2026 and May 31, 2025, availability under the Credit Facility was $150.5 million and $260.9 million, respectively. Individual amounts drawn under the Credit Facility accrue interest at rates equal to an applicable margin over the one-, three-, or six-month term Secured Overnight Financing Rate (“SOFR Rate”), plus a SOFR adjustment. The Company incurred approximately $2.7 million of issuance costs, of which $2.5 million will be amortized to interest expense over the expected five-year term of the Credit Facility and are reflected in other assets.

The Credit Facility permits borrowings under two types of borrowing mechanisms: (i) Term SOFR Rate Loans (as defined in the Credit Facility) and (ii) a swing loan. The Term SOFR Rate Loans permit the Company to draw a specific principal amount for a defined maturity of up to six months with the interest rate determined at the time of the draw, which equals an applicable margin over the applicable term SOFR Rate, plus a SOFR adjustment. Each Term SOFR Rate Loan has an individual, unique identifier and is distinguishable from the other Term SOFR Rate Loans drawn by the Company. At the end of each relevant interest period, the Company has the option to continue the same interest period for such Term SOFR Rate Loan, or the Company can request a conversion to a new interest period for such Term SOFR Rate Loan. If no notice is given by the Company, the Term SOFR Rate Loan is deemed to continue with the same interest period.

The swing loan permits the Company to draw on the Credit Facility at any time up to a maximum of the greater of (i) $55 million and (ii) 10% of the then-maximum amount of the Credit Facility. The swing loan interest rate is variable based upon the interest rate market. As of February 28, 2026 and May 31, 2025, the swing loan rate was equal to 7.25% and 8.00%, respectively. Any amounts drawn on the swing loan mature on the same date as the maturity of the Credit Facility; however, it has been the practice of the Company to repay the outstanding draws on the swing loan within a short-term period.

The Credit Facility is secured by a first priority lien (subject to permitted liens and certain other exceptions) on certain working capital assets of the Company and the guarantors, including accounts and inventory, but excluding intellectual property, real property and equity interests, and subject to customary exceptions.

On January 15, 2026, the Company amended the Credit Facility when it entered into the Second Amendment to the Company’s Revolving Credit and Security Agreement (“Second Amendment to the Credit Facility”). The Second Amendment to the Credit Facility, among other things, permits the Company to consummate the Offer. The Company incurred immaterial costs associated with the amendment. For additional information, see “Note 2 – Acquisitions.”

The Company currently has no material contractual or regulatory restrictions on the payment of dividends provided that no event of default exists under the Credit Facility and it meets the minimum availability threshold thereunder. As of February 28, 2026, the Company was in compliance with the financial covenants of the Credit Facility.

As of February 28, 2026 and May 31, 2025, the weighted average interest rate on the outstanding interest-bearing debt under the Credit Facility was 5.40% and 5.98%, respectively.

Long-Term Debt

Canadian Government Regional Economic Growth Loan

On December 17, 2024, Tempel Canada entered into an agreement with the Federal Economic Development Agency for Southern Ontario, Canada, through the Canadian Government’s Regional Economic Growth Innovation program, which provided a 0% interest loan of up to CAD $3.5 million (approximately USD $2.6 million as of February 28, 2026) (“FED DEV Loan”) to be used for the purchase and installation of advanced manufacturing equipment at Tempel Canada’s Burlington, Ontario location. The first distribution to Tempel Canada was received in the third quarter of fiscal 2025 in the amount of CAD $3.2 million (approximately USD $2.2 million at the time of distribution), or 90% of the total available through the program. The remaining 10% is expected to be received upon project completion. The FED DEV Loan is scheduled to be paid off in 60 equal installments beginning April 1, 2027, with the final payment due March 1, 2032. There were no debt issuance costs associated with the loan.

As of February 28, 2026 and May 31, 2025, the amount outstanding under the FED DEV Loan was $2.3 million.

Business Development Bank of Canada Canadian Loan

On March 25, 2025, Tempel Canada entered into a letter of offer (“BDC Letter”) with Business Development Bank of Canada (“BDC”). Pursuant to the terms of the BDC Letter, BDC committed to lend Tempel Canada up to CAD $57.5 million (approximately USD $42.2 million as of February 28, 2026) (“BDC Loan”), subject to the satisfaction of customary closing conditions and deliverables. The purpose of the BDC Loan is to fund the construction of a new manufacturing facility to be located in Burlington, Ontario, Canada (“Burlington Property”).

The BDC Loan is structured as a construction draw loan. As extended in the third quarter of fiscal 2026, the draw period for the BDC Loan will lapse on June 30, 2026, unless further extended by BDC. Monthly interest only payments will be due until July 1, 2026, at which point the BDC Loan will also be subject to monthly amortization payments until maturity. The BDC Loan will accrue interest (a) during the construction period, at a per annum rate equal to BDC’s Floating Base Rate minus 1.75%, and (b) at all times thereafter, at a per annum rate equal to BDC’s Floating Base Rate minus 1.75% or BDC’s Base Rate minus 1.75%, at Tempel Canada’s election. The BDC Loan matures on June 1, 2051.

Worthington Steel guarantees the payment obligations of Tempel Canada in respect of the BDC Loan. As amended during the first quarter of fiscal 2026, the guarantee is for the full amount of the BDC Loan amount on the date of any demand. Provided that there has never been a breach of certain default conditions, the guarantee is reduced to 50% of the outstanding BDC Loan balance once the principal amount outstanding is less than CAD $40.0 million (approximately USD $29.3 million as of February 28, 2026), subject to the satisfaction of certain conditions. The Company will also provide customary cost overrun and completion guarantees in respect of the construction of the Burlington Property. The obligations of Tempel Canada under the BDC Letter are secured by a mortgage on the Burlington Property, an assignment of rents relating to the Burlington Property, and a lien on certain equipment and other personal property located on or used in connection with the Burlington Property.

The BDC Loan contains representations, covenants and events of default customary for transactions of this nature, including that Tempel Canada will maintain a total debt to tangible equity ratio of 1.0 to 1.0 and a fixed charge coverage ratio of 1.15 to 1.0, each tested annually beginning May 31, 2026.

As of February 28, 2026, the amount outstanding under the BDC Loan was $21.8 million, while there were no amounts drawn and outstanding as of May 31, 2025.

Canadian Advanced Manufacturing and Innovation Competitiveness Loan

On May 12, 2025, Tempel Canada entered into an agreement with the Province of Ontario’s Minister of Economic Development, Job Creation and Trade, which provided a loan for up to CAD $5.0 million (approximately USD $3.7 million as of February 28, 2026) (“AMIC Loan”) to support building and equipment expansion at the Burlington Property. During fiscal 2026, the Company received total distributions of CAD $2.5 million (approximately USD $1.8 million as of February 28, 2026). The remaining amount of the loan is expected to be received in steps as project spending progresses. The AMIC Loan is interest free until June 1, 2028, at which point it will bear interest at a fixed rate of 5.97% per annum with interest due annually. The AMIC Loan is scheduled to be paid off in four equal annual installments beginning June 30, 2029 with the final payment due June 30, 2032. The AMIC Loan is structured with an incentive component that states up to CAD $0.5 million (approximately USD $0.4 million as of February 28, 2026) of the principal may be forgiven if certain performance targets are met. The Company will continue to recognize the full liability until such time as the conditions for forgiveness are satisfied. There were no debt issuance costs associated with the AMIC Loan.

As of February 28, 2026, the amount outstanding under the AMIC Loan was $1.8 million.

Sitem Group

The Company assumed the liabilities of Sitem Group as part of the acquisition and recorded Sitem Group liabilities within the Company’s consolidated balance sheets. Sitem Group’s obligations include various Euro-denominated term loans, which have varying maturities, interest rates and interest rate mechanisms, and have periodic payments due until maturity. The obligations, along with the relevant loan terms, are included in the summary table within this footnote. Sitem Group was in compliance with its financial covenants as of February 28, 2026.

During the third quarter of fiscal 2026, Sitem Group fully repaid four of its loan agreements prior to the maturity date totaling €12.4 million (approximately USD $14.3 million at the time of payment) with cash on hand. Upon repayment of one of the loan agreements, the associated interest rate swap was terminated. For additional information, see “Note 14 – Derivative Financial Instruments and Hedging Activities.” Additionally, during the third quarter of fiscal 2026, a fifth loan was fully repaid at the expected maturity date.

Standstill Agreement – Sitem Group

Sitem Group, through its subsidiary Stanzwerk AG, entered into a standstill agreement (the “Standstill Agreement”) with UBS Switzerland AG, as agent and a syndicate of lenders in April 2025. The agreement relates to bilateral credit facilities originally provided to Stanzwerk AG in the aggregate principal amount of CHF 17.1 million (approximately USD $22.1 million as of February 28, 2026). Under the terms of the Standstill Agreement, the lenders agreed to maintain availability under the credit lines through June 30, 2026, and to forbear from exercising termination, enforcement, or acceleration rights with respect to scheduled repayments or collateral during the standstill period, subject to customary extraordinary termination rights upon events of default.

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

The Standstill Agreement contains financial covenants requiring Stanzwerk AG to maintain (i) a minimum equity ratio of 15%, tested quarterly beginning June 30, 2025, and (ii) minimum liquidity of CHF 4.0 million (approximately USD $5.2 million as of February 28, 2026), tested monthly beginning April 30, 2025. Stanzwerk AG was in compliance with these covenants as of February 28, 2026.

Other Debt

Other – Debt Financing Commitment

The Company intends to fund the consideration and related transaction costs for the Proposed Acquisition with a combination of cash on hand and new debt financing expected to consist of senior secured indebtedness, which will be issued subject to market conditions and other factors. In connection and concurrently with the entry into the Offer for the Proposed Acquisition, the Company obtained debt financing commitments (“Bridge Nonrevolving Loan Commitment”) in an aggregate amount not to exceed $1.9 billion from a group of lenders, with Wells Fargo Bank, National Association, as administrative agent, to support the expected permanent financing.

In connection with the Bridge Nonrevolving Loan Commitment, the Company incurred approximately $16.3 million of fees and costs, which were capitalized in prepaid expenses and other current assets and will remain unamortized until funding (in whole or in part) or until the commitment expires or is no longer applicable. The remaining fees and costs were expensed during the third quarter of fiscal 2026. The Bridge Nonrevolving Loan Commitment is subject to potential additional fees, including but not limited to, funding fees and drawn and undrawn duration fees. As of February 28, 2026, approximately $14.0 million of the fees remained accrued and were yet to be paid. Excluding any ongoing commitment fees, the Company will pay the substantial balance of those fees once the Bridge Nonrevolving Loan Commitment has been terminated, the Proposed Acquisition has closed, or the amounts available under the Bridge Nonrevolving Loan Commitment remain undrawn upon expiration.

If the Bridge Nonrevolving Loan Commitment is drawn, the obligations thereunder will be secured by a second-priority lien on the assets secured under the Company’s first-lien Credit Facility and a first-priority lien on the assets (other than real property) that are not currently secured by the Company’s Credit Facility (in each case, subject to customary exceptions).

If the Bridge Nonrevolving Loan Commitment is drawn, the loan matures 364 days from the draw date. If the Bridge Nonrevolving Loan Commitment remains undrawn, it expires at the earliest of (a) 10 business days after March 12, 2027 (unless prior thereto, (i) the Transaction (as defined in the BCA) (unless the closing date has occurred on or prior thereto) has occurred and (ii) settlement of the Offer has occurred), (b) settlement of the Offer with or without the borrowings under the commitment, (c) the date of the Offer is terminated or expires, or (d) at the election of the Company to terminate.

Borrowings under the Bridge Nonrevolving Loan Commitment incur interest at a rate per annum equal to, (i) at the election of the Company, either (A) a base rate of interest based on the administrative agent’s published Prime Rate, or (B) one, three, or six-month term SOFR plus (ii) an applicable margin ranging from 2.0% to 2.75% for loans based on the base rate or 3.0% to 3.75% for loans based on term SOFR, based on the funding date and the period for which the bridge loans remain outstanding after the initial funding date. The undrawn commitments under the Bridge Nonrevolving Loan Commitment will be subject to a commitment fee consistent with bridge acquisition financings of this type. The commitment to provide the Bridge Nonrevolving Loan Commitment is subject to certain conditions to funding consistent with bridge acquisition financings of this type.

As of February 28, 2026, the Bridge Nonrevolving Loan Commitment was undrawn and available. For additional information, see “Note 2 – Acquisitions.”

Other – Tempel China

Tempel owns a subsidiary in China (“Tempel China”), and Tempel China utilizes multiple short-term loan facilities, which are used to finance raw material purchases, and are collateralized by Tempel China property and equipment. There were no outstanding borrowings under the facilities at February 28, 2026 and May 31, 2025.

As of February 28, 2026, Tempel China had two active short-term loan facilities, for an aggregate amount of CNY 90.0 million (approximately USD $13.1 million and USD $12.5 million, as of February 28, 2026 and May 31, 2025, respectively). The first facility is for CNY 40.0 million (approximately USD $5.8 million as of February 28, 2026) and matures on September 10, 2026. The second facility is for CNY 50.0 million (approximately USD $7.3 million as of February 28, 2026) and matures on July 29, 2026.

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

The aggregate size of the Tempel India credit facilities is INR 1,150.0 million (approximately USD $12.6 million and USD $14.0 million, as of February 28, 2026 and May 31, 2025, respectively), subject to adjustment pursuant to the security noted above. One credit facility is for INR 500.0 million (approximately USD $5.5 million as of February 28, 2026) and matures on January 7, 2027. The other credit facility is for INR 650.0 million (approximately USD $7.1 million as of February 28, 2026) and matures on December 15, 2026. Both of the credit facilities allow for borrowing on the lines of credit up to a sublimit of the total facility size, which was equal to an aggregate of INR 550.0 million (approximately USD $6.0 million and USD $7.0 million, as of February 28, 2026 and May 31, 2025, respectively). Interest is payable monthly and will accrue on the outstanding balance according to the lender’s base lending rate plus an applicable margin as determined by the lender. As of February 28, 2026 and May 31, 2025, there were no borrowings outstanding under Tempel India line of credit facilities.

Letters of credit may be drawn against the aggregate limit of these credit facilities, excluding any amounts drawn by the lines of credit. As of February 28, 2026 and May 31, 2025, no amounts under the Tempel India credit facilities were due to the financial institutions. The purchases, made in the normal course of business that are supported by the letters of credit, are recorded in accounts payable in the consolidated balance sheets as of February 28, 2026 and May 31, 2025.

Other – Sitem Slovakia

Tempel owns a majority interest in a subsidiary in Slovakia (“Sitem Slovakia”), and Sitem Slovakia has an overdraft line of credit in the amount of €0.3 million (approximately USD $0.4 million as of February 28, 2026), which is secured by Sitem Slovakia’s trade receivables. The overdraft line of credit matures in February 2027, and is reviewed annually for renewal. Outstanding borrowings carry an interest rate of 1-month Euribor plus 1.75%. There were no borrowings outstanding under the facilities as of February 28, 2026.

Note 10 – Other Comprehensive Income (Loss)

Other Comprehensive Income (Loss): The following table summarizes the tax effects on each component of OCI for the periods presented:

	Three Months Ended
	February 28, 2026			February 28, 2025
(In millions)	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
Currency translation adjustments:
Foreign currency translation, net	$3.8	$-	$3.8	$(3.7)	$-	$(3.7)
Net investment hedge	(1.3)	0.3	(1.0)	-	-	-
Pension liability adjustment	-	-	-	-	-	-
Cash flow hedges	1.0	(0.2)	0.8	(2.4)	0.5	(1.9)
Other comprehensive income (loss)	$3.5	$0.1	$3.6	$(6.1)	$0.5	$(5.6)

	Nine Months Ended
	February 28, 2026			February 28, 2025
(In millions)	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
Currency translation adjustments:
Foreign currency translation, net	$5.5	$-	$5.5	$(6.4)	$-	$(6.4)
Net investment hedge	(2.0)	0.4	(1.6)	-	-	-
Pension liability adjustment	-	-	-	(1.3)	0.3	(1.0)
Cash flow hedges	2.8	(0.6)	2.2	(2.4)	0.5	(1.9)
Other comprehensive income (loss)	$6.3	$(0.2)	$6.1	$(10.1)	$0.8	$(9.3)

Accumulated Other Comprehensive Income (Loss): The following table summarizes the changes in AOCI for the periods presented:

	Currency Translation Adjustments
	Foreign		Total
	Currency	Net	Foreign	Pension
	Translation,	Investment	Currency	Liability	Cash Flow
(In millions)	Net	Hedge	Translation	Adjustment	Hedges	AOCI
Balance at May 31, 2025	$(10.7)	$-	$(10.7)	$7.3	$(0.6)	$(4.0)
OCI, before reclassifications	5.5	(2.0)	3.5	-	4.5	8.0
Reclassification adjustments to net earnings (1)	-	-	-	-	(1.7)	(1.7)
Income tax effect	-	0.4	0.4	-	(0.6)	(0.2)
Balance at February 28, 2026	$(5.2)	$(1.6)	$(6.8)	$7.3	$1.6	$2.1

	Currency Translation Adjustments
	Foreign		Total
	Currency	Net	Foreign	Pension
	Translation,	Investment	Currency	Liability	Cash Flow
(In millions)	Net	Hedge	Translation	Adjustment	Hedges	AOCI
Balance at May 31, 2024	$(11.9)	$-	$(11.9)	$8.4	$(2.6)	$(6.1)
OCI, before reclassifications	(6.4)	-	(6.4)	(4.0)	(8.6)	(19.0)
Reclassification adjustments to net earnings (1)	-	-	-	2.7	6.2	8.9
Income tax effect	-	-	-	0.3	0.5	0.8
Balance at February 28, 2025	$(18.3)	$-	$(18.3)	$7.4	$(4.5)	$(15.4)

(1)
The consolidated statements of earnings classification of amounts reclassified to net earnings include:
a.
Cash flow hedges – See the disclosure in “Note 14 – Derivative Financial Instruments and Hedging Activities”.
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

Note 11 – Equity and Mezzanine Equity

Equity

Shortfall Recovery Arrangement: During the third quarter of fiscal 2026, the Company and the minority interest member of Spartan quantified an economic shortfall of $5.9 million arising from certain performance expectations previously agreed to that were not achieved, as contemplated by the amended Spartan operating agreement. The amended operating agreement provides for a temporary recovery mechanism (the “Shortfall Recovery Arrangement”) pursuant to which (1) profits and cash distributions otherwise payable to the minority interest member of Spartan are paid to the Company and applied against the shortfall until it is satisfied and (2) a $9.0 million distribution was authorized, of which $4.3 million was applied to the shortfall.

Upon full recovery of the shortfall, allocations of profits and distributions will revert to the stated ownership percentages of 52% to the Company and 48% for the minority interest owner, as specified in the operating agreement.

The Shortfall Recovery Arrangement does not affect the recognition of consolidated net earnings of the consolidated joint venture. However, the Company concluded that the arrangement represents a substantive profit-sharing arrangement, as it temporarily reallocates economic participation in the joint venture’s earnings during the recovery period. Accordingly, during the recovery period, consolidated net earnings and comprehensive income of the joint venture are attributed between the controlling interest and the noncontrolling interest in accordance with the amended profit-sharing provisions rather than the stated ownership percentages. Net earnings attributable to noncontrolling interest presented in the consolidated statements of earnings also include amounts attributed to noncontrolling interests for other consolidated subsidiaries.

Mezzanine Equity

Mezzanine Equity: The Sitem Group purchase agreement includes a series of put options and call options. The put options are held by the minority investors of Sitem Group, which provide the right to sell up to 100% of their remaining interest collectively, a 48% interest, in Sitem Group to the Company. The call options are held by the Company and provide it with the right to acquire from the minority investors of Sitem Group up to 100% of their remaining interest (i.e., a 48% interest) in Sitem Group. The call options require the achievement of certain EBITDA based milestones. There are two put options held by the minority investors and two call options held by the Company, with the first and second put option period occurring in fiscal 2030 and fiscal 2032, respectively, and the first and second call option period occurring in fiscal 2031 and 2033, respectively.

The put and call options are considered a redeemable noncontrolling interest as: (1) the minority shareholders can put Sitem Group shares to the Company; (2) the put is outside of the Company’s control; and (3) redemption is possible as it is based upon specified financial metrics. As a result, the redeemable noncontrolling interest is presented as mezzanine equity.

The put and call options cannot be separated from the noncontrolling interest. Due to the redemption features, the minority interest is classified as a Redeemable NCI within mezzanine equity on the Company’s consolidated balance sheets. For additional information, see “Note 2 – Acquisitions.”

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

Note 12 – Income Taxes

The Company’s effective income tax rate (“ETR”) was 25.6% and 26.7% for the third quarter of fiscal 2026 and fiscal 2025, respectively, and 24.2% and 18.7% for the nine months ended February 28, 2026 and February 28, 2025, respectively.

The ETR for the third quarter of fiscal 2026 differed from the statutory rate primarily due to income from the Company’s unconsolidated joint venture recognized net of tax, partially offset by a valuation allowance recorded on foreign deferred tax assets and the impact of additional state tax nexus. The ETR for the nine months ended February 28, 2026 did not differ materially from the statutory rate. Variances due to foreign operations and compensation-related items were largely offset for the year-to-date period.

The ETR for the third quarter of fiscal 2025 differed from the statutory rate primarily due to non-deductible executive compensation expense. The ETR for the nine months ended February 28, 2025 differed from the statutory rate primarily due to a pre-acquisition tax matter at Tempel.

The provision for income taxes is based on the Company’s current estimate of its annual ETR, adjusted to reflect the impact of discrete items, and excludes any impact from net earnings attributable to NCI in the consolidated statements of earnings. Net earnings attributable to NCI primarily relate to the Company’s consolidated joint ventures. Earnings attributable to noncontrolling interests in the U.S. operations of the consolidated joint ventures do not generate tax expense for the Company, as the joint venture investors are taxed directly on their respective shares of earnings. The tax expense of TWB’s wholly owned foreign subsidiaries and Sitem Group is included in consolidated income tax expense. Management estimates the annual ETR based on its forecast of annual pre-tax income for domestic and foreign operations. The Company’s actual ETR for fiscal 2026 could differ materially from the estimated rate as of February 28, 2026.

Note 13 – Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share attributable to controlling interest for the periods presented:

	Three Months Ended
	February 28,	February 28,
(In millions, except per share amounts)	2026	2025
Numerator (basic & diluted):
Net earnings attributable to controlling interest – income available to common shareholders	$10.4	$13.8

Denominator:
Basic earnings weighted average common shares	49.9	49.5
Effect of dilutive securities	1.0	1.0
Diluted earnings adjusted weighted average common shares	50.9	50.5
Basic earnings per common share attributable to controlling interest	$0.21	$0.28
Diluted earnings per common share attributable to controlling interest	$0.20	$0.27

Anti-dilutive non-qualified stock options and restricted common share awards(1)	0.1	0.3

	Nine Months Ended
	February 28,	February 28,
(In millions, except per share amounts)	2026	2025
Numerator (basic & diluted):
Net earnings attributable to controlling interest – income available to common shareholders	$66.0	$55.0

Denominator:
Basic earnings weighted average common shares	49.8	49.5
Effect of dilutive securities	0.9	1.0
Diluted earnings adjusted weighted average common shares	50.7	50.5
Basic earnings per common share attributable to controlling interest	$1.33	$1.11
Diluted earnings per common share attributable to controlling interest	$1.30	$1.09

Anti-dilutive non-qualified stock options and restricted common share awards(1)	0.1	0.1

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

The following table summarizes the fair value of the derivative financial instruments and the respective lines in which they were recorded in the consolidated balance sheet at the dates presented:

	Fair Value of Assets			Fair Value of Liabilities
	Balance			Balance
	Sheet	February 28,	May 31,	Sheet	February 28,	May 31,
(In millions)	Location	2026	2025	Location	2026	2025
Derivatives designated as hedging instruments:
Cash Flow Hedges
Commodity contracts	Receivables	$1.3	$0.2	Accounts payable	$-	$1.2
Commodity contracts	Other assets	-	-	Other liabilities	-	-
Subtotal		1.3	0.2		-	1.2

Foreign currency exchange contracts	Receivables	0.5	0.3	Accounts payable	-	-
Foreign currency exchange contracts	Other assets	-	-	Other liabilities	-	-
Subtotal		0.5	0.3		-	-

Net Investment Hedges
Cross-currency swap	Receivables	-	-	Accounts payable	-	-
Cross-currency swap	Other assets	-	-	Other liabilities	2.0	-
Subtotal		-	-		2.0	-
Total		$1.8	$0.5		$2.0	$1.2

Derivatives not designated as hedging instruments:
Cash Flow Hedges
Commodity contracts	Receivables	$3.7	$1.5	Accounts payable	$1.2	$2.5
Commodity contracts	Other assets	0.1	-	Other liabilities	0.2	-
Subtotal		3.8	1.5		1.4	2.5

Foreign currency exchange contracts	Receivables	9.1	3.6	Accounts payable	-	-
Foreign currency exchange contracts	Other assets	-	-	Other liabilities	-	-
Subtotal		9.1	3.6		-	-
Total		$12.9	$5.1		$1.4	$2.5

Total derivative financial instruments		$14.7	$5.6		$3.4	$3.7

As allowable under GAAP, the Company’s policy is to record derivative financial instruments, with the exception of cross-currency swaps, on a net basis where the Company has an executed master netting arrangement with counterparties as well as where the right of offset exists. The cross-currency swap is reflected on a gross basis in the consolidated balance sheet as the Company has not entered into any master netting arrangements. The amounts in the table above reflect the fair value of the derivative financial instruments on a net basis, where allowable under master netting arrangements and/or where the right of offset exists. Had these amounts been recognized on a gross basis, the impact would have been an increase in receivables with a corresponding increase in accounts payable of $0.7 million and $0.6 million at February 28, 2026 and May 31, 2025, respectively.

The fair value of the Company’s interest rate contracts was less than $0.1 million at February 28, 2026, and there were no interest rate contracts at May 31, 2025. Accordingly, these were not presented in the table above.

Cash Flow Hedges

The Company enters into derivative financial instruments to hedge its exposure to changes in cash flows attributable to interest rate, foreign currency exchange rates, and commodity price fluctuations associated with certain forecasted transactions. Purchases of commodities are hedged for periods of up to 18 months and certain forecasted foreign currency transactions for periods generally up to 12 months. These derivative financial instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on each of these derivative financial instruments is reported as a component of OCI and reclassified into earnings in the same line associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative financial instrument is recognized in earnings immediately.

The following table summarizes the Company’s cash flow hedges outstanding at February 28, 2026:

	Notional
(In millions)	Amount	Maturity Date
Commodity contracts	$22.8	March 2026 – January 2027
Foreign currency exchange contracts	$5.0	March 2026 – September 2026
Interest rate contracts	$0.9	May 2026 – September 2026

The following table summarizes the Company’s cash flow hedges outstanding at May 31, 2025:

	Notional
(In millions)	Amount	Maturity Date
Commodity contracts	$(5.6)	June 2025 – September 2026
Foreign currency exchange contracts	$10.3	June 2025 – March 2026

Net Investment Hedge – Cross-Currency Swap

During the second quarter of fiscal 2026, the Company entered into a cross-currency swap to hedge foreign currency risk on a portion of the Company’s Euro net investment in Sitem Group against fluctuations in Euro/U.S. Dollar exchange rates. As part of the hedge contract, the Company receives a fixed rate of U.S. dollar interest on a monthly basis. The Company has elected the spot method for assessing the effectiveness of the contract. The Company excludes from the assessment of hedge effectiveness the portion of the fair value of the cross-currency swap attributable to interest rate differentials. The Company recognizes the initial value of the excluded component in earnings within interest expense, net, using a systematic and rational method over the life of the hedging instrument. The change in fair value of the swap and related income tax is recorded within other comprehensive income, net of tax on the consolidated statements of comprehensive income and as a net investment hedge, as a component within currency translation adjustments of AOCI. Amounts recorded in AOCI include both (i) changes attributable to spot exchange rates and (ii) amounts related to excluded components that are deferred in other comprehensive income. Amounts related to the cross-currency swaps recognized directly in net earnings represent amounts associated with components excluded from the assessment of hedge effectiveness, including the net periodic interest settlements and accruals, which are recognized in interest expense, net. The Company recognized interest income within interest expense, net in the consolidated statements of earnings of $0.2 million during the three months and nine months ended February 28, 2026, respectively. No amounts were recognized in earlier periods.

If the Company recognizes impairment on the hedged net investment, or partially or fully disposes of the hedged net investment, the related amount in AOCI will be reclassified into earnings during the period of change. During the three months ended February 28, 2026, the Company did not have any ineffectiveness related to the net investment hedge, and no portion of the net investment hedge has been de-designated or terminated during the three months ended February 28, 2026. The Company did not reclassify any deferred gains or losses related to the net investment hedge during the three months ended February 28, 2026.

The following table summarizes the Company’s net investment hedge outstanding at February 28, 2026. There were no net investment hedges outstanding at May 31, 2025.

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

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into net earnings for derivative financial instruments designated as cash flow and net investment hedges for the periods presented:

(In millions)	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Net Earnings	Gain (Loss) Reclassified from AOCI into Net Earnings
For the three months ended February 28, 2026:
Cash Flow Hedges
Commodity contracts	$1.3	Cost of goods sold	$0.3
Foreign currency exchange contracts	0.6	Cost of goods sold	0.4
Foreign currency exchange contracts	-	SG&A	0.1
Interest rate contracts	0.1	Interest expense, net	0.2
Total - Cash Flow Hedges	2.0		1.0

Net Investment Hedges
Cross-currency swap	(1.3)	Miscellaneous income (expense), net	-
Total - Net Investment Hedges	(1.3)		-
Total	$0.7		$1.0

For the three months ended February 28, 2025:
Cash Flow Hedges
Commodity contracts	$(3.3)	Cost of goods sold	$(0.7)
Foreign currency exchange contracts	-	Cost of goods sold	(0.2)
Total - Cash Flow Hedges	(3.3)		(0.9)
Total	$(3.3)		$(0.9)

For the nine months ended February 28, 2026:
Cash Flow Hedges
Commodity contracts	$2.9	Cost of goods sold	$0.3
Foreign currency exchange contracts	1.4	Cost of goods sold	0.9
Foreign currency exchange contracts	-	SG&A	0.2
Interest rate contracts	0.2	Interest expense, net	0.3
Total - Cash Flow Hedges	4.5		1.7

Net Investment Hedges
Cross-currency swap	(2.0)	Miscellaneous income (expense), net	-
Total - Net Investment Hedges	(2.0)		-
Total	$2.5		$1.7

For the nine months ended February 28, 2025:
Cash Flow Hedges
Commodity contracts	$(8.4)	Cost of goods sold	$(5.9)
Foreign currency exchange contracts	(0.2)	Cost of goods sold	(0.3)
Total - Cash Flow Hedges	(8.6)		(6.2)
Total	$(8.6)		$(6.2)

As of February 28, 2026, for the net investment hedge, the Company has recognized amounts in net earnings related to excluded components as described above. Refer to “Note 10 – Other Comprehensive Income (Loss)” for additional information regarding the use of derivative financial instruments and the recognized amounts within OCI and AOCI.

For the cash flow hedges, the estimated net amount of the gains recognized in AOCI at February 28, 2026, expected to be reclassified into net earnings within the succeeding twelve months is $1.5 million (net of tax of $0.5 million). This amount was computed using the fair value of the cash flow hedges at February 28, 2026, and will change before actual reclassification from AOCI to net earnings during the fiscal years ending May 31, 2026 and May 31, 2027. Given the maturity of the net investment hedge is greater than twelve months, no amount is estimated to be reclassified into net earnings within the succeeding twelve months.

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

The following table summarizes the Company’s economic (non-designated) derivative financial instruments outstanding at February 28, 2026:

	Notional
(In millions)	Amount	Maturity Date(s)
Commodity contracts	$18.9	March 2026 – November 2027
Foreign currency exchange contracts	$645.7	September 2026

The following table summarizes the Company’s economic (non-designated) derivative financial instruments outstanding at May 31, 2025:

	Notional
(In millions)	Amount	Maturity Date(s)
Commodity contracts	$16.4	June 2025 – September 2026
Foreign currency exchange contracts	$(3.6)	June 2025

The following tables summarize the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments for the periods presented:

		Gain (Loss) Recognized
		in Earnings for the
		Three Months Ended
	Location of Gain (Loss)	February 28,	February 28,
(In millions)	Recognized in Earnings	2026	2025
Commodity contracts	Cost of goods sold	$2.6	$0.2
Foreign currency exchange contracts	Miscellaneous income (expense), net	10.8	(0.2)
Total		$13.4	$-

		Gain (Loss) Recognized
		in Earnings for the
		Nine Months Ended
	Location of Gain (Loss)	February 28,	February 28,
(In millions)	Recognized in Earnings	2026	2025
Commodity contracts	Cost of goods sold	$8.1	$(2.9)
Foreign currency exchange contracts	Miscellaneous income (expense), net	10.8	(0.2)
Total		$18.9	$(3.1)

Foreign currency exchange derivative for the Proposed Acquisition of Kloeckner

In January 2026, the Company executed a Euro/U.S. Dollar foreign currency forward contract with a notional amount equal to €550.0 million ($645.7 million as of February 28, 2026) with a maturity date in the second quarter of fiscal 2027. This economic (non-designated) cash flow derivative was entered into to hedge a portion of the expected purchase price of the Proposed Acquisition. The impacts of the transaction are reflected in the disclosures above in this paragraph. As of February 28, 2026, the fair value of this Euro/U.S. Dollar foreign currency forward contract was $9.1 million, which was recorded within receivables in the consolidated balance sheet. The change in the fair value is recorded in miscellaneous income (expense), net, which was equal to $9.1 million during the three months and nine months ended February 28, 2026. For additional information, see “Note 2 – Acquisitions.”

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

Recurring Fair Value Measurements

At February 28, 2026, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

(In millions)	Level 1	Level 2	Level 3	Totals
Assets
Derivative financial instruments (1)	$-	$14.7	$-	$14.7
Equity securities (2)	101.3	-	-	101.3
Total assets	$101.3	$14.7	$-	$116.0

Liabilities
Derivative financial instruments (1)	$-	$3.4	$-	$3.4
Total liabilities	$-	$3.4	$-	$3.4

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
(2)
The fair value of the Company’s equity securities instruments is based upon quoted market prices in active markets.

There were no transfers between Level 1 and Level 2 and no transfers in or out of Level 3 during the three months ended February 28, 2026.

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

Non-Recurring Fair Value Measurements

At February 28, 2026, there were no assets measured at fair value on a non-recurring basis on the consolidated balance sheets.

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

The carrying value of the Credit Facility was $192.7 million and $149.2 million at February 28, 2026 and May 31, 2025, respectively, which due to its short-term nature, approximates fair value.

The following table provides a summary of the carrying value and estimated fair value of the Company’s outstanding debt, excluding the Credit Facility, reported on the balance sheets within total liabilities as of the dates presented:

	February 28,	May 31,
(In millions)	2026	2025
Carrying Value	$58.7	$2.3
Fair Value, estimated (1)	59.1	2.8

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

Note 16 – Related Party Transactions

Subsequent to the Separation, transactions between the Former Parent and the Company are considered related party transactions, including those subject to agreements entered into with the Former Parent. The material related party transactions have been disclosed below.

Transactions with the Former Parent

The majority of the Company’s net sales to the Former Parent are subject to the Steel Supply and Services Agreement and are included within net sales in the consolidated statements of earnings. Net sales to the Former Parent were $19.0 million and $16.5 million for the three months ended February 28, 2026, and February 28, 2025, respectively, and $56.1 million and $47.3 million for the nine months ended February 28, 2026 and February 28, 2025, respectively.

As of February 28, 2026 and May 31, 2025, the outstanding accounts receivable balance with the Former Parent equaled $10.7 million and $9.2 million, respectively, as a result of the net sales to the Former Parent described above.

Note 17 – Segment Information

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

As the one reportable segment is managed on a consolidated basis, the measure of segment profit or loss is consolidated net earnings. The CODM uses consolidated net earnings to assess the performance of the Company’s one segment and decide how and where to allocate resources and reinvest profits into the business in areas such as capital expenditures, business and/or asset acquisitions, investments in market share expansion with our existing and potential new customers, talent, technology, the repurchase of the Company’s common shares, and/or the payment of dividends. Net earnings and components of net earnings are used to monitor actual performance and are compared to budgeted and forecasted results to assess the performance of the Company’s one reportable segment, set targets, and establish management’s incentive compensation. The measure of consolidated segment assets is reported on the balance sheets as total assets.

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

The following table presents the significant expenses that are regularly provided to the CODM for the one reportable segment and the required disclosable amounts that are included in consolidated net earnings for the periods presented:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
(In millions)	2026	2025	2026	2025
Net sales	$769.8	$687.4	$2,514.6	$2,260.4
Cost of goods sold:
Material cost	521.8	457.0	1,706.0	1,538.0
Direct labor, manufacturing expenses, and other (1)	171.9	149.2	524.1	460.8
Total cost of goods sold	693.7	606.2	2,230.1	1,998.8
Gross margin	76.1	81.2	284.5	261.6
Selling, general and administrative expense	77.5	54.6	216.3	172.7
Impairment of assets	1.5	7.4	2.1	7.4
Restructuring and other (income) expense, net	(6.0)	0.9	(7.0)	0.9
Operating income	3.1	18.3	73.1	80.6
Other income (expense):
Miscellaneous income (expense), net	9.8	0.2	9.9	(1.9)
Interest expense, net	(2.1)	(1.4)	(7.7)	(6.1)
Equity in net income of unconsolidated affiliate	3.5	-	16.7	0.4
Earnings before income taxes	14.3	17.1	92.0	73.0
Income tax expense	3.5	5.0	21.1	12.6
Net earnings	10.8	12.1	70.9	60.4
Net earnings (loss) attributable to noncontrolling interests	0.4	(1.7)	4.9	5.4
Net earnings attributable to controlling interest	$10.4	$13.8	$66.0	$55.0

(1)
Includes expenses related to manufacturing profit sharing and bonus.

Note 18 – Subsequent Events

In March 2026, the Company received draw distributions from the BDC Loan of CAD $20.5 million (approximately $15.1 million USD).

On March 25, 2026, Worthington Steel's Board of Directors (the “Board”) declared a quarterly cash dividend of $0.16 per common share payable on June 26, 2026 to shareholders of record at the close of business on June 12, 2026.

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

AI in Transformation

During the third quarter of fiscal 2026, we continued integrating commercially available AI technologies into our long-term transformation strategy. Through these efforts, we continue to use AI to generate insights, evaluate strategies, and automate routine tasks, improving productivity and strengthening internal decision-making. We are developing and refining AI solutions in areas such as predictive maintenance and intelligent reporting, which drive greater value through smarter, more connected systems. Expanding the use of AI across operations and the back office enables our teams to focus on the most value-driving aspects of their roles.

Recent Business Developments

On March 25, 2026, the Board declared a quarterly cash dividend of $0.16 per common share payable on June 26, 2026 to shareholders of record at the close of business on June 12, 2026.

Proposed Acquisition of Kloeckner

On January 15, 2026, we entered into a BCA with Kloeckner. Following execution of the BCA, we launched a voluntary public cash takeover offer to all Kloeckner shareholders to tender each Kloeckner Share to us. Subject to the terms and conditions of the Offer Document, upon the Offer Closing, we will pay cash consideration equal to €11.00 per tendered share (subject to any increases either made voluntarily or in accordance with applicable German law) for the Offer. The initial acceptance period for the Offer began on February 5, 2026 upon publication of the Offer Document following its approval by BaFin.

On March 10, 2026, we executed the Offer Amendment. Pursuant to the Offer Amendment, we reduced the minimum acceptance threshold of the Kloeckner Shares required as a condition to the closing of the Offer from at least 65% to at least 57.5% of the Kloeckner Shares at the expiry of the Acceptance Period. In addition, as a result of the Offer Amendment, the Acceptance Period was extended by two weeks pursuant to the WpÜG, and expired on March 26, 2026.

On March 31, 2026, we announced that we had achieved the minimum acceptance threshold of Kloeckner’s issued share capital. Following the expiration, an additional, statutory two-week acceptance period began on April 1, 2026, which will conclude on April 14, 2026, after which we will announce the final results for the Offer. Subject to the Regulatory Condition, we expect the Offer Closing to occur in the second half of 2026. On March 27, 2026, we informed Kloeckner about our firm intention to enter into a DPLTA with Kloeckner immediately after completion of the Offer.

We believe the Proposed Acquisition represents a strong strategic fit by creating a diversified metals processing leader with an enhanced product offering and broader geographic reach. The combined company will benefit from greater scale, shared best practices and operational efficiency.

As of February 28, 2026, we own equity securities of Kloeckner for which it does not have a controlling interest or the ability to exercise significant influence. The Proposed Acquisition has not been completed as of February 28, 2026, and, accordingly, we have not applied acquisition accounting. The results of operations and financial position of Kloeckner are not included in our financial statements. Upon closing of the Proposed Acquisition, we expect to obtain a controlling financial interest and account for the transaction as a business combination. There can be no assurance that the transaction will be completed or that the related financing will be obtained on the terms currently contemplated or at all.

If completed, the Proposed Acquisition is expected to have a material impact on our business, results of operations and financial condition. For more information, see “Part II, Item 1A. Risk Factors—Proposed Acquisition-Related Risks” as well as “Note 9 – Debt,” “Note 2 – Acquisitions,” and Note 14 – Derivative Financial Instruments and Hedging Activities” to the consolidated financial statements contained in Part I, Item 1 of this Form 10-Q.

Trends and Factors Impacting Our Performance

The steel processing industry is fragmented and highly competitive. Given the broad base of products and services offered, specific competitors vary based on the target industry, product type, service type, size of program and geography. Competition is primarily on the basis of price, product quality, and the ability to meet delivery requirements. Our processed steel products are priced competitively, primarily based on market factors, including, among other things, market pricing, the cost and availability of raw materials, transportation and shipping costs, and overall economic conditions in the U.S. and abroad.

General Economic and Market Conditions

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of net sales by end market for the periods presented is illustrated below:

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2026	2025	2026	2025
Automotive	54%	52%	55%	52%
Construction	9%	10%	9%	11%
Machinery & Equipment	11%	11%	10%	10%
Agriculture	4%	4%	3%	4%
Heavy Trucks	4%	4%	4%	4%
Other	18%	19%	19%	19%
Total	100%	100%	100%	100%

The automotive industry is one of the largest consumers of flat-rolled steel in North America, and thus the largest end market for us and our unconsolidated joint venture, Serviacero Worthington. North American vehicle production, including production at the Detroit Three Automakers, is a leading indicator of automotive demand. North American vehicle production increased 1% in the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025, while the Detroit Three Automakers vehicle production increased 3% in the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025.

Our remaining net sales are to other markets such as agricultural, appliance, construction, container, energy, heavy truck, HVAC, industrial electric motor, generator, and transformer. Given the many different products that make up our net sales and the wide variety of end markets we serve, it is very difficult to isolate the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. gross domestic product growth (“U.S. GDP”) is a reasonable macroeconomic indicator for analyzing the demand of our end markets other than the automotive industry. Recent U.S. GDP data indicates moderating economic growth through the third quarter of fiscal 2026. While overall economic activity has remained resilient, the pace of growth has slowed compared to earlier periods due to ongoing geopolitical uncertainty and uneven demand across industrial sectors. Consistent with these trends, we have observed variability in demand across our non-automotive end markets during the third quarter of fiscal 2026. While certain end markets have shown signs of stabilization, others continue to experience softer conditions, consistent with the more moderate pace of U.S. GDP growth.

Total volume (tons) decreased by 7% compared to the prior year quarter. Direct tons sold increased by 4%, with the increase driven equally between the legacy business and the addition of Sitem Group. Direct shipments to the overall automotive market and to the Detroit Three Automakers increased by 10% and 13%, respectively, in the third quarter of fiscal 2026 as compared to the third quarter of fiscal 2025. Toll volumes decreased 22% in the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025. The decrease in toll volumes was due to a combination of closing the Cleveland-area WSCP facility in May 2025, as well as softening demand from mill customers.

Detroit Three Automakers represented 33% and 32% of our consolidated net sales during the third quarter of fiscal 2026 and fiscal 2025, respectively. Direct shipments to the Detroit Three Automakers in the third quarter of fiscal 2026 increased approximately 13%, compared to the third quarter of fiscal 2025, which significantly outpaced the reported 3% growth in the Detroit Three Automakers production for the same period. Similar to second quarter of fiscal 2026, the increase in automotive volume reflects share gains from new programs plus the impact of a key automotive OEM customer returning to a more normal build schedule after curtailing production in fiscal 2025. Agriculture volume and container volume were up 9% and 11%, respectively, in the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025. The increase in agriculture volume was primarily due to improved OEM equipment demand. These gains were offset by softness in other markets, with energy, construction, service center, and heavy truck volumes down 22%, 7%, 21%, and 12%, respectively, in the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025. The decrease in energy was largely driven by a decline in project-based solar programs, whereas construction and service center saw increased competition. Heavy truck continues to see ongoing market weakness.

The following table summarizes the concentration percentage of consolidated net sales for the periods presented:

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(Percentage of Net Sales)	2026	2025	2026	2025
End Market – Automotive	54%	52%	55%	52%
Detroit Three Automakers	33%	32%	35%	32%
Largest Automotive Customers:
Customer A	15%	12%	14%	12%
Customer B	12%	14%	14%	14%

While our automotive business is largely driven by the production schedules of the Detroit Three Automakers, our customer base is much broader and includes other domestic automotive manufacturers and many of their suppliers.

Throughout fiscal 2026, U.S. inflation rates have remained stable relative to the peaks observed in recent years, but remain above the U.S. Federal Reserve targeted rate of 2%. The U.S. Federal Reserve lowered the benchmark interest rate once during the third quarter of fiscal 2026. The benchmark interest rate cut was in response to increased labor market downside risks (such as higher unemployment and lower hiring momentum) and cooling growth, while inflation was expected to ease. As a result, borrowing costs have generally decreased, and we expect to continue to benefit from lower rates on our Credit Facility.

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended			Nine Months Ended
	February 28,	February 28,		February 28,	February 28,
	2026	2025 (1)	Change	2026	2025 (1)	Change
U.S. GDP (% growth year-over-year)	2.1%	2.5%	(0.4%)	2.1%	2.8%	(0.7%)
Hot-Rolled Steel ($ per ton)(2)	$938	$702	$236	$873	$694	$179
Detroit Three Auto Build (000's vehicles)(3)	1,420	1,375	45	4,783	4,626	157
No. America Auto Build (000's vehicles)(3)	3,370	3,333	37	11,172	11,045	127
Zinc ($ per pound)(4)	$1.46	$1.31	$0.15	$1.36	$1.31	$0.05
Natural Gas ($ per mcf)(5)	$3.97	$3.63	$0.34	$3.61	$2.87	$0.74
On-Highway Diesel Fuel Prices ($ per gallon)(6)	$3.62	$3.60	$0.02	$3.68	$3.63	$0.05

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

Industry Developments

In 2025, the U.S. government continued to modify its tariff policy, including those related to imports of steel and aluminum among other items such as automobiles and automotive parts as well as universal tariffs. In June 2025, the U.S. government announced tariff increases to steel and aluminum from 25% to 50% under section 232 of the Trade Expansion Act (“Section 232”). While exemptions for certain allied countries remain, many prior country-specific exemptions have expired or are undergoing renegotiation. Other governments, including the Chinese government, have responded with reciprocal tariffs on U.S. imports. Additional measures from the U.S. government as well as other foreign governments have occurred since that time, however, many of the measures on steel and aluminum have remained in place. The scope and duration of these tariffs continue to evolve, which creates sustained uncertainty in global trade policy. While the February 2026 U.S. Supreme Court ruling on International Emergency Economic Powers Act does not repeal Section 232 tariffs on steel and aluminum, the decision increases overall tariff-related marketplace volatility. As a result, our customers’ supply chain decisions may abruptly shift, potentially impacting our financial performance. While tariffs have been a reality for some time, the potential for tariff changes has caused some continued trepidation in markets, including the metals markets. Recent evidence suggests that imports of steel have decreased. While lower imports of steel may put upward pressure on domestic steel and steel products prices, the ultimate impact tariffs will have on our financial position, results of operations, and cash flows remains to be determined.

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

The market price of our products is closely correlated to the price of HRC, which is largely driven by the demand for steel and the cost of raw materials. During the fourth quarter of fiscal 2025, steel prices continued their rise before falling slightly in the first quarter of fiscal 2026. Prices fell slightly from the first quarter of fiscal 2026 to the second quarter of fiscal 2026, before increasing in the third quarter of fiscal 2026. The average price of HRC for fiscal 2026 remains higher than the same period of fiscal 2025. Direct spreads increased by $4.9 million due to higher direct volumes and a $3.3 million favorable change from an estimated $1.2 million inventory holding loss in the prior year quarter to an estimated $2.1 million inventory holding gain in the third quarter of fiscal 2026. With the recent upward steel price movements, we expect inventory holding gains to be between $15.0 million to $20.0 million in the fourth quarter of fiscal 2026.

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

The following table presents the average quarterly market price per ton of HRC steel for the periods presented:

	Fiscal Year
(Dollars per ton) (1)	2026	2025	2024
1st Quarter	$857	$690	$879
2nd Quarter	$825	$690	$747
3rd Quarter	$938	$702	$1,030
4th Quarter	N/A	$933	$809
Annual Avg.	$873	$754	$866

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

Results of Operations

Third Quarter – Fiscal 2026 Compared to Fiscal 2025

The following table presents a review of the results of operations for the periods presented:

	Three Months Ended
	February 28,	February 28,
(In millions, except volume and per common share amounts)	2026	2025	Change
Volume (tons)	817,524	881,410	(63,886)
Net sales	$769.8	$687.4	$82.4
Operating income	3.1	18.3	(15.2)
Equity income	3.5	-	3.5
Net earnings attributable to controlling interest	10.4	13.8	(3.4)
Earnings per diluted share attributable to controlling interest	$0.20	$0.27	$(0.07)

Net sales for the third quarter of fiscal 2026 were $769.8 million, an increase of $82.4 million, or 12%, compared to the third quarter of fiscal 2025. This increase was driven primarily by higher direct volumes and higher average direct selling prices. The increases were partially offset by lower toll volumes. Direct volumes increased by 4%, with the increase driven equally between the legacy business and the addition of Sitem Group. Direct selling prices increased 9% in the third quarter of fiscal 2026 compared to the prior year quarter driven by a 5% increase in the legacy business as well as the addition of Sitem Group. Toll volumes decreased 22% in the third quarter of fiscal 2026 compared to the prior year quarter. The decrease in toll volumes was due to a combination of closing the Cleveland-area Worthington Samuel Coil Processing (“WSCP”) facility in May 2025 as well as softening demand from mill customers. The mix of direct versus toll volumes was 63% to 37% in the third quarter of fiscal 2026 compared to 57% to 43% in the prior year quarter.

Gross Margin

	Three Months Ended
	February 28,				Change
(In millions)	2026	% of Net sales	2025	% of Net sales	$	%
Gross margin	$76.1	9.9%	$81.2	11.8%	$(5.1)	(6.3%)

Gross margin in the third quarter of fiscal 2026 was $76.1 million, a decrease of $5.1 million compared to the third quarter of fiscal 2025. The decrease was primarily driven by lower toll volumes and a $3.2 million unfavorable impact from Sitem Group, partially offset by higher direct spreads (defined as sales less material costs). Toll spreads, down $6.4 million, were negatively impacted by $6.0 million due to lower volumes and by $0.4 million due to an unfavorable change in toll mix. Direct spreads increased by $4.9 million due to higher direct volumes and a $3.3 million favorable change from an estimated $1.2 million inventory holding loss in the prior year quarter to an estimated $2.1 million inventory holding gain in the third quarter of fiscal 2026.

Selling, General and Administrative Expense

	Three Months Ended
	February 28,				Change
(In millions)	2026	% of Net sales	2025	% of Net sales	$	%
Selling, general and administrative expense	$77.5	10.1%	$54.6	7.9%	$22.9	41.9%

SG&A in the third quarter of fiscal 2026 was $77.5 million, an increase of $22.9 million compared to the third quarter of fiscal 2025. The increase in SG&A expense, which included $4.8 million related to Sitem Group, was primarily attributable to $15.4 million of professional fees related to the Proposed Acquisition.

Other Operating Items

	Three Months Ended
	February 28,		Change
(In millions)	2026	2025	$	%
Impairment of assets	$1.5	$7.4	$(5.9)	(79.7%)
Restructuring and other (income) expense, net	(6.0)	0.9	(6.9)	(766.7%)

Impairment of assets in the third quarter of fiscal 2026 was due to a pre-tax impairment charge of $1.5 million related to internal-use software module assets that were determined to have no value and written down to zero. Impairment of assets in the prior year quarter of $7.4 million were comprised of a (a) $1.3 million pre-tax impairment of an in-process research and development intangible asset and a (b) $6.1 million pre-tax impairment related to the consolidation of WSCP’s Cleveland toll processing manufacturing facility into its existing manufacturing facility in Twinsburg, Ohio. Refer to “Note 5 – Impairment of Assets” for additional information.

Restructuring and other income, net in the third quarter of fiscal 2026 was driven by the sales of substantially all of the remaining net assets of WSCP’s remaining Cleveland toll processing manufacturing facility, which were reported in assets held for sale prior to the sale. The sales resulted in pre-tax gains of $6.0 million and included finance lease assets and buildings and improvements, net, and machinery and equipment. Restructuring and other expense, net in the third quarter of fiscal 2025 was driven by TWB’s VRP, which is expected to accelerate the normal retirement attrition process and result in future cost savings. In connection with the VRP, we recognized $0.9 million in severance expenses during the third quarter of fiscal 2025. Refer to “Note 6 – Restructuring and Other (Income) Expense, Net” for additional information.

Miscellaneous Income (Expense), Net

	Three Months Ended
	February 28,		Change
(In millions)	2026	2025	$	%
Miscellaneous income (expense), net	$9.8	$0.2	$9.6	4,800.0%

Miscellaneous income, net in the third quarter of fiscal 2026 was $9.8 million, an increase of $9.6 million compared to the third quarter of fiscal 2025. The increase was primarily due to the unrealized gain of $9.1 million in the third quarter of fiscal 2026 of the economic (non-designated) cash flow derivative that was entered into to hedge a portion of the expected purchase price of the Proposed Acquisition. Additionally, in the third quarter of fiscal 2026, we recognized net unrealized gains on equity securities of $0.3 million. Refer to “Note 2 – Acquisitions” for additional information.

Interest Expense, Net

	Three Months Ended
	February 28,		Change
(In millions)	2026	2025	$	%
Interest expense, net	$2.1	$1.4	$0.7	50.0%

Interest expense, net in the third quarter of fiscal 2026 was $2.1 million, an increase of $0.7 million from the prior year quarter. The increase was primarily due to higher interest expense on the Credit Facility (due to higher average debt levels offset by lower average interest rates), higher debt levels on the BDC loan, and the interest expense related to the Sitem Group loans. These increases were offset by higher interest income, including the interest income from the net investment hedge. Refer to “Note 9 – Debt” and “Note 14 – Derivative Financial Instruments and Hedging Activities” for additional information.

Equity Income

	Three Months Ended
	February 28,		Change
(In millions)	2026	2025	$	%
Serviacero Worthington	$3.5	$-	$3.5	-

Equity income at Serviacero Worthington increased $3.5 million from the prior year quarter, driven primarily by higher direct spreads, including inventory holding gains, and to a lesser extent, favorable foreign currency exchange impacts. The increase was partially offset by lower volumes.

Income Taxes

	Three Months Ended
	February 28,				Change
(In millions)	2026	ETR	2025	ETR	$	%
Income tax expense	$3.5	25.6%	$5.0	26.7%	$(1.5)	(30.0%)

Income tax expense was $3.5 million in the third quarter of fiscal 2026 compared to $5.0 million in the prior year quarter. The decrease in income tax expense was primarily driven by lower pre-tax earnings in the current quarter. The income tax expense in the current quarter resulted in an ETR of 25.6%, compared to 26.7% for the prior year quarter. Refer to “Note 12 – Income Taxes” for additional information.

Adjusted EBIT

We evaluate operating performance on the basis of earnings before interest and taxes (“EBIT”), as adjusted for certain items (“adjusted EBIT”). EBIT, a non-GAAP financial measure, is calculated by adding interest expense and income tax expense to net earnings attributable to controlling interest. Adjusted EBIT, a non-GAAP financial measure, excludes impairment and restructuring expense (income), net, but may also exclude other items, as described below, that management believes are not reflective of, and thus should not be included when evaluating the performance of our ongoing operations. Adjusted EBIT is used by management to evaluate operating performance and engage in financial and operational planning, because we believe that this financial measure provides an additional perspective on the performance of our ongoing operations. Additionally, management believes these non-GAAP financial measures provide useful information to investors because they allow for meaningful comparisons and analysis of trends in our businesses and enable investors to evaluate operations and future prospects in the same manner as management.

The following table provides a reconciliation of net earnings attributable to controlling interest (the most comparable GAAP financial measure) to adjusted EBIT for the periods presented:

	Three Months Ended
	February 28,	February 28,
(In millions)	2026	2025
Net earnings attributable to controlling interest (GAAP)	$10.4	$13.8
Interest expense, net	2.1	1.4
Income tax expense	3.5	5.0
EBIT (non-GAAP)	16.0	20.2
Impairment of assets (1)	1.5	4.6
Restructuring and other (income) expense, net (2)	(3.8)	0.5
Kloeckner purchase derivative (3)	(9.1)	-
Kloeckner acquisition-related expenses (4)	15.4	-
Adjusted EBIT (non-GAAP)	$20.0	$25.3

(1)
Impairment charges are excluded because they do not occur in the ordinary course of our ongoing business operations, are inherently unpredictable in timing and amount, and are non-cash, so their exclusion facilitates the comparison of historical, current and forecasted financial results. Impairment of assets in the third quarter of fiscal 2026 was due to a pre-tax impairment charge of $1.5 million related to internal-use software module assets that were determined to have no value and written down to zero. There was no noncontrolling interest impact for this impairment charge. Impairment of assets in the third quarter of fiscal 2025 was driven by a) $1.3 million impairment of an indefinite-lived in-process research and development intangible asset that was determined to be fully impaired and b) a $6.1 million impairment related to the consolidation of WSCP’s Cleveland toll processing manufacturing facility into its existing manufacturing facility in Twinsburg, Ohio, excluding the $2.8 million noncontrolling interest portion of impairment of assets. Refer to “Note 5 – Impairment of Assets” for additional information.
(2)
Restructuring activities consist of established programs that are not part of our ongoing operations, such as divestitures, closing or consolidating facilities, employee severance (including rationalizing headcount or other significant changes in personnel), and realignment of existing operations (including changes to management structure in response to underlying performance and/or changing market conditions). These restructuring activities are excluded to facilitate period-to-period comparability of our operating performance. In the third quarter of fiscal 2025, we announced plans to combine WSCP’s toll processing manufacturing facility in Cleveland facility into its Twinsburg, Ohio facility. In the third quarter of fiscal 2026, we sold substantially all of the remaining net assets of WSCP’s Cleveland facility, which were reported in assets held for sale prior to the sale. The sales resulted in pre-tax gains of $6.0 million, excluding the impact of noncontrolling interest of $2.2 million, and included finance lease assets and buildings and improvements, net, and machinery and equipment. In the third quarter of fiscal 2025, in connection with the TWB’s announced VRP, we recognized $0.9 million in severance expenses, which is recorded in restructuring and other (income) expense, net, and excludes the noncontrolling interest portion of restructuring and other (income) expense, net of $0.4 million. Refer to “Note 6 – Restructuring and Other (Income) Expense, Net.”
(3)
Kloeckner purchase derivative consists of the change in the fair value of an economic (non-designated) cash flow derivative that was entered into to hedge a portion of the expected purchase price of the outstanding Kloeckner Shares in connection with the Proposed Acquisition. The change in the fair value is recorded in miscellaneous income (expense), net, and it is excluded from adjusted results to facilitate period-to-period comparability of the Company’s operating performance as it reflects non-operational activity.
(4)
Kloeckner acquisition-related expenses consist of the acquisition-related costs incurred in connection with the Proposed Acquisition, consisting primarily of advisory, legal, accounting, valuation and other professional fees, as well as certain integration expenses, and are expensed as incurred within SG&A expense. Exclusion of these costs is appropriate because they are directly attributable to a specific strategic transaction that management expects to be transformative to our portfolio, scale and long-term operating profile and are not reflective of our ongoing operating performance for the periods presented. Exclusion facilitates period-over-period comparisons, and to assess performance excluding the impact of transaction-specific activities.

Adjusted EBIT in the third quarter of fiscal 2026 was down $5.3 million compared to the third quarter of fiscal 2025 primarily due to a $5.1 million decrease in gross margin and an increase in SG&A, partially offset by higher equity income from Serviacero Worthington.

Year-to-Date – Fiscal 2026 Compared to Fiscal 2025

The following table presents a review of the results of operations for the periods presented:

	Nine Months Ended
	February 28,	February 28,
(In millions, except volume and per common share amounts)	2026	2025	Change
Volume (tons)	2,648,228	2,811,572	(163,344)
Net sales	$2,514.6	$2,260.4	$254.2
Operating income	73.1	80.6	(7.5)
Equity income	16.7	0.4	16.3
Net earnings attributable to controlling interest	66.0	55.0	11.0
Earnings per diluted share attributable to controlling interest	$1.30	$1.09	$0.21

Net sales in the current year period were $2,514.6 million, an increase of $254.2 million, or 11%, compared to the prior year period. The increase was driven primarily by higher direct volumes and, to a lesser extent, higher average direct selling prices. The increases were partially offset by lower toll volumes as well as slightly lower average toll selling prices driven by product mix. Direct volumes increased by 7%, of which the Sitem acquisition accounted for approximately 1% of the increase, and toll volumes decreased 23% in the current year period compared to the prior year period. The decrease in toll volumes was due to a combination of closing the WSCP Cleveland toll processing facility in May 2025 as well as softening demand from mill customers. Direct selling prices increased 5% and toll selling prices decreased 2% in the current year period compared to the prior year period. The mix of direct versus toll volumes was 64% to 36% in the current year period compared to 56% to 44% in the prior year period.

Gross Margin

	Nine Months Ended
	February 28,				Change
(In millions)	2026	% of Net sales	2025	% of Net sales	$	%
Gross margin	$284.5	11.3%	$261.6	11.6%	$22.9	8.8%

Gross margin in the current year period was $284.5 million, an increase of $22.9 million compared to the prior year period. The increase was primarily driven by higher direct spreads and higher direct volumes, partially offset by lower toll volumes. Direct spreads, up $55.6 million, were impacted by a $31.7 million favorable change from an estimated $31.2 million inventory holding loss in the prior year period to an estimated $0.5 million inventory holding gain in the current year period. Higher direct volumes favorably impacted gross margin by $28.3 million. Toll spreads, down $28.2 million, were negatively impacted by $20.9 million due to lower volumes and a $7.3 million unfavorable change in toll mix. Manufacturing expenses were up $4.6 million due to increased direct volume and inflationary pressures, partially offset by lower costs due to the closure of the WSCP Cleveland toll processing facility in May 2025.

Selling, General and Administrative Expense

	Nine Months Ended
	February 28,				Change
(In millions)	2026	% of Net sales	2025	% of Net sales	$	%
Selling, general and administrative expense	$216.3	8.6%	$172.7	7.6%	$43.6	25.2%

SG&A in the current year period was $216.3 million, an increase of $43.6 million compared to the prior year period. The increase in SG&A expense included $14.8 million related to Sitem Group, which includes a one-time bonus of €4.0 million ($4.6 million) paid to key individuals at Sitem Group as a result of the successful closing of the Sitem Group acquisition. Professional fees increased $15.6 million from the prior year period, primarily attributable to $20.3 million of professional fees related to the proposed acquisition of Kloeckner. Additionally, compared to the prior year period, compensation expense increased by $12.4 million.

Other Operating Items

	Nine Months Ended
	February 28,		Change
(In millions)	2026	2025	$	%
Impairment of assets	$2.1	$7.4	$(5.3)	(71.6%)
Restructuring and other (income) expense, net	(7.0)	0.9	(7.9)	(877.8%)

Impairment of assets in the current year period was comprised of a pre-tax impairment charges of (a) $0.6 million related to certain machinery at our manufacturing facility in Taylor, Michigan, and (b) $1.5 million related to internal-use software module assets that were determined to have no value and written down to zero. Impairment of assets in the prior year period was comprised of pre-tax asset impairment charges of (a) $1.3 million related to an in-process research and development intangible asset and (b) $6.1 million related to the consolidation of WSCP’s Cleveland toll processing manufacturing facility into its existing manufacturing facility in Twinsburg, Ohio. Refer to “Note 5 – Impairment of Assets” for additional information.

Restructuring and other income, net in the current year period was driven by the sales of substantially all of the remaining net assets of WSCP’s remaining Cleveland toll processing manufacturing facility, which were reported in assets held for sale prior to the sale. The sales resulted in pre-tax gains of $7.0 million in the current year period and included finance lease assets and buildings and improvements, net, and machinery and equipment. Restructuring and other expense, net in the third quarter of fiscal 2025 was driven by TWB’s VRP, which is expected to accelerate the normal retirement attrition process and result in future cost savings. In connection with the VRP, we recognized $0.9 million in severance expenses during the third quarter of fiscal 2025. Refer to “Note 6 – Restructuring and Other (Income) Expense, Net” for additional information.

Miscellaneous Income (Expense), Net

	Nine Months Ended
	February 28,		Change
(In millions)	2026	2025	$	%
Miscellaneous income (expense), net	$9.9	$(1.9)	$11.8	621.1%

Miscellaneous income, net in the current year period was $9.9 million, an increase of $11.8 million compared to the prior year period. The increase was primarily due to the unrealized gain of $9.1 million in the third quarter of fiscal 2026 of the economic (non-designated) cash flow derivative that was entered into to hedge a portion of the expected purchase price of the Proposed Acquisition. Additionally, in the third quarter of fiscal 2026, we recognized net unrealized gains on equity securities of $0.3 million. Refer to “Note 2 – Acquisitions” for additional information.

Additionally, excluding the impact of the economic (non-designated) cash flow derivative described above, there were foreign currency remeasurement gains of $0.4 million in the current year period versus foreign currency remeasurement losses of $2.5 million in the prior year period, primarily related to exchange rate movements in Mexico offset by exchange rate movements in Canada and Europe.

The increase in miscellaneous income (expense), net was also due to $4.4 million of expense, in the first quarter of fiscal 2025, as a result of the recognition of a tax indemnity payable to the former owners of Tempel associated with the final favorable ruling in a pre-acquisition tax matter in one of the jurisdictions in which Tempel operates. That reduction in expense was partially offset in the prior year period as we recognized a pre-tax gain of $1.5 million on the sale of unused land in China, as well as a pre-tax, non-cash settlement gain of $2.7 million that accelerated a portion of deferred pension cost due to the annuitization of a portion of the total projected benefit obligation of the inactive Tempel Employees Pension Plan.

Interest Expense, Net

	Nine Months Ended
	February 28,		Change
(In millions)	2026	2025	$	%
Interest expense, net	$7.7	$6.1	$1.6	26.2%

Interest expense, net in the current year period was $7.7 million, an increase of $1.6 million from the prior year period. The increase was primarily due to higher interest expense on the Credit Facility (due to higher average debt levels offset by lower average interest rates), higher debt levels on the BDC loan, and the interest expense related to the Sitem Group loans. These increases were offset by higher interest income, including the interest income from the net investment hedge. Refer to “Note 9 – Debt” and “Note 14 – Derivative Financial Instruments and Hedging Activities” for additional information.

Equity Income

	Nine Months Ended
	February 28,		Change
(In millions)	2026	2025	$	%
Serviacero Worthington	$16.7	$0.4	$16.3	4,075.0%

Equity income at Serviacero Worthington increased $16.3 million from the prior year period, primarily due to higher direct spreads, including inventory holding gains, and favorable foreign currency exchange impacts. The increase was partially offset by lower volumes.

Income Taxes

	Nine Months Ended
	February 28,				Change
(In millions)	2026	ETR	2025	ETR	$	%
Income tax expense	$21.1	24.2%	$12.6	18.7%	$8.5	67.5%

Income tax expense was $21.1 million for the current year period compared to $12.6 million for the prior year period. The increase in income tax expense was primarily driven by higher pre-tax earnings in the current period and the recognition of a $4.4 million tax benefit related to a pre-acquisition tax matter at Tempel in the prior year period. The income tax expense in the current period resulted in an ETR of 24.2% compared to 18.7% for the prior year period. For additional information regarding our income taxes, refer to “Note 12 – Income Taxes.”

Adjusted EBIT

The following table provides a reconciliation of net earnings attributable to controlling interest (the most comparable GAAP financial measure) to adjusted EBIT for the periods presented:

	Nine Months Ended
	February 28,	February 28,
(In millions)	2026	2025
Net earnings attributable to controlling interest (GAAP)	$66.0	$55.0
Interest expense, net	7.7	6.1
Income tax expense	21.1	12.6
EBIT (non-GAAP)	94.8	73.7
Impairment of assets (1)	2.1	4.6
Restructuring and other (income) expense, net (2)	(4.4)	0.5
Tax indemnification adjustment (3)	-	4.4
Pension settlement gain (4)	-	(2.7)
Gain on land sale (5)	-	(1.5)
Acquisition completion bonus payment (6)	2.4	-
Other loss, net (7)	0.3	-
Kloeckner purchase derivative (8)	(9.1)	-
Kloeckner acquisition-related expenses (9)	20.3	-
Adjusted EBIT (non-GAAP)	$106.4	$79.0

(1)
Impairment charges are excluded because they do not occur in the ordinary course of our ongoing business operations, are inherently unpredictable in timing and amount, and are non-cash, so their exclusion facilitates the comparison of historical, current and forecasted financial results. Impairment of assets in the current year period was due to pre-tax impairment charges of (a) $0.6 million on certain machinery at our manufacturing facility in Taylor, Michigan and (b) $1.5 million related to internal-use software module assets that were determined to have no value and written down to zero. There was no noncontrolling interest impact for these impairment charges. Impairment of assets in the prior year period were due to pre-tax impairment charges of (a) $1.3 million for an indefinite-lived in-process research and development intangible asset that was determined to be fully impaired and (b) $6.1 million related to our plans to combine WSCP’s Cleveland toll processing manufacturing facility into its existing manufacturing facility in Twinsburg, Ohio, excluding the $2.8 million noncontrolling interest portion of impairment of assets. Refer to “Note 5 – Impairment of Assets” for additional information.
(2)
Restructuring activities consist of established programs that are not part of our ongoing operations, such as divestitures, closing or consolidating facilities, employee severance (including rationalizing headcount or other significant changes in personnel), and realignment of existing operations (including changes to management structure in response to underlying performance and/or changing market conditions). These restructuring activities are excluded to facilitate period-to-period comparability of our operating performance. In the third quarter of fiscal 2025, we announced plans to combine WSCP’s Cleveland toll processing manufacturing facility into WSCP’s existing manufacturing facility in Twinsburg, Ohio. In the current year period, we sold substantially all of the remaining net assets of WSCP’s Cleveland toll processing manufacturing facility, which were reported in assets held for sale prior to the sale. The sales resulted in pre-tax gains of $7.0 million, excluding the impact of noncontrolling interest of $2.6 million, and included finance lease assets and buildings and improvements, net, and machinery and equipment. In the third quarter of fiscal 2025, TWB announced a VRP. In connection with the VRP, we recognized $0.9 million in severance expenses during the third quarter of fiscal 2025, which is recorded in restructuring and other (income) expense, net, and excludes the noncontrolling interest portion of restructuring and other expenses, net of $0.4 million. Refer to “Note 6 – Restructuring and Other (Income) Expense, Net.”
(3)
Tax indemnification adjustment reflects tax and indemnification adjustments reported in income tax expense and miscellaneous income (expense), net, related to an indemnification agreement with the former owners of Tempel. This adjustment is the result of a first quarter fiscal 2025 favorable tax ruling in one of the jurisdictions in which Tempel operates. The indemnification agreement, which was entered into with the former Tempel owners at the time we acquired Tempel, provides protection to us from rulings by tax authorities through the acquisition date.
(4)
Pension settlement gain reflects the pension lift-out transaction to transfer a portion of the total projected benefit obligation of the Tempel Employees Pension Plan to a third-party insurance company, which resulted in a pre-tax non-cash gain reported in miscellaneous income (expense), net, and is excluded from adjusted results to facilitate period-to-period comparability of our operating performance as it reflects a discrete settlement event.
(5)
Gain on land sale reflects the sale of unused land on the campus of the Tempel China, which resulted in a pre-tax gain reported in miscellaneous income (expense), net, and is excluded from adjusted results to facilitate period-to-period comparability of our operating performance as it reflects the non-operational disposal of real property.
(6)
Acquisition completion bonus payment consists of the one-time bonus payment paid to key individuals upon the successful acquisition closing of Sitem Group reported in SG&A and excludes the impact of noncontrolling interest.
(7)
Other loss, net, consists of the following items reported in miscellaneous income (expense), net, which are excluded from adjusted results to facilitate period-to-period comparability of our operating performance:
o
Net insured loss incurred for damage as a result of a small, quickly contained fire at Tempel Canada. We recognized a $0.5 million pre-tax loss equal to the amount of the insurance deductible.
o
Environmental reserve settlement pre-tax gain of $0.2 million recognized by Tempel Canada as the result of a prior indemnification from the former owners of the Canadian facility.
(8)
Kloeckner purchase derivative consists of the change in the fair value of an economic (non-designated) cash flow derivative that was entered into to hedge a portion of the expected purchase price of the outstanding Kloeckner Shares in connection with the Proposed Acquisition. The change in the fair value is recorded in miscellaneous income (expense), net, and it is excluded from adjusted results to facilitate period-to-period comparability of the Company’s operating performance as it reflects non-operational activity.
(9)
Kloeckner acquisition-related expenses consist of the acquisition-related related costs incurred in connection with the Proposed Acquisition, consisting primarily of advisory, legal, accounting, valuation and other professional fees, as well as certain integration expenses, and are expensed as incurred within SG&A expense. Exclusion of these costs is appropriate because they are directly attributable to a specific strategic transaction that management expects to be transformative to our portfolio, scale and long-term operating profile and are not reflective of our ongoing operating performance for the periods presented. Exclusion facilitates period-over-period comparisons, and to assess performance excluding the impact of transaction-specific activities. Kloeckner acquisition-related expenses were $15.4 million and $4.9 million for the third quarter of fiscal 2026 and the second quarter of fiscal 2026, respectively.

Adjusted EBIT in the current year period was up $27.4 million compared to the prior year period primarily due to a $22.9 million increase in gross margin and higher equity income from Serviacero Worthington, partially offset by an increase in SG&A expense.

Legal Proceedings and Contingencies

We are currently involved in a dispute relating to the import of steel across international borders. Based on currently available information, we believe a loss is not probable and therefore has not recorded a reserve. We estimate that a reasonably possible loss could range from $2.0 million to $4.0 million. We will continue to monitor the dispute and will record a reserve if settlement in the dispute becomes probable.

Liquidity and Capital Resources

Our primary ongoing requirements for cash are expected to be for working capital, funding of acquisitions, dividend payments, debt redemptions and capital expenditures. We believe that our sources of liquidity, including our cash balances, the funds generated by our operating activities and the funds accessible to us, primarily through the Credit Facility, are adequate to fund our operations for the next 12 months and for the foreseeable future and will allow us to meet our current and long-term obligations and strategic initiatives other than the Proposed Acquisition, as discussed below. However, there can be no assurances that our current sources of liquidity and capital resources will continue to be sufficient for our needs, including the Proposed Acquisition, or that we will be able to obtain additional debt or equity financing on acceptable terms in the future.

As of February 28, 2026, our cash, cash equivalents, and restricted cash balance was $90.0 million, compared to cash, cash equivalents, and restricted cash balance of $92.9 million at May 31, 2025.

During the nine months ended February 28, 2026, we generated cash of $156.3 million in operating activities and used $170.1 million in investing activities, which included $101.4 million in purchases of equity securities, $84.1 million invested in property, plant and equipment, partially offset by proceeds from sale of assets, net of selling costs of $16.6 million. Acquisitions, net of cash acquired, during the current year period was $1.6 million due to the acquisition of Sitem Group. Additionally, including the cash paid for debt issuance costs, we had net debt proceeds of $41.6 million, and we paid cash dividends of $24.6 million.

The following table summarizes our consolidated cash flows for the periods presented:

	Nine Months Ended
	February 28,	February 28,
(In millions)	2026	2025
Net cash provided by operating activities	$156.3	$176.4
Net cash used in investing activities	(170.1)	(83.8)
Net cash provided by (used in) financing activities	11.0	(69.5)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(0.1)	-
Increase (decrease) in cash, cash equivalents, and restricted cash	(2.9)	23.1
Cash, cash equivalents, and restricted cash at beginning of period	92.9	40.2
Cash, cash equivalents, and restricted cash at end of period	$90.0	$63.3

We believe we have access to adequate resources to meet the needs of our existing businesses for normal operating costs, mandatory capital expenditures, debt redemptions, dividend payments, and working capital, to the extent not funded by cash provided by operating activities, for at least 12 months and for the foreseeable future. These resources include cash and cash equivalents and unused capacity available under the Credit Facility. As of February 28, 2026, the Credit Facility had availability of $150.5 million, after accounting for the eligible borrowing base. The additional credit extended to us primarily relates to strategic capital expenditure projects. A more detailed description regarding our capital structure changes, including the Proposed Acquisition, can be found elsewhere in this MD&A as well as in the “Financing Activities” section below.

We believe we could access the financial markets to be in a position to sell long-term debt or equity securities, including but not limited to, funding the Proposed Acquisition. However, the continuation of uncertain economic conditions and a heightened interest rate environment could create volatility in the financial markets, which may impact our ability to access capital and the terms under which we can do so. We will continue to monitor the economic environment and its impact on our operations and liquidity needs.

We routinely monitor current operational requirements, financial market conditions, and credit relationships and we may choose to seek additional capital by issuing new debt and/or equity securities to strengthen our liquidity or capital structure. We entered into additional financing arrangements during fiscal 2025 to take advantage of favorable financing terms available through those instruments to fund certain strategic capital expenditure projects. Debt financing increased in the current year period due to the incremental debt assumed in the Sitem Group acquisition and a draw on the BDC Loan. We believe we currently have adequate capital for our current operational needs.

Proposed Acquisition of Kloeckner

We intend to fund the consideration and related transaction costs for the Proposed Acquisition with a combination of cash on hand and new debt financing expected to consist of senior secured indebtedness, which will be issued subject to market conditions and other factors. While we obtained the Bridge Nonrevolving Loan Commitment of $1.9 billion to support the expected permanent financing, there can be no assurance that we will be able to obtain additional capital, including permanent acquisition-related financing, on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing shareholders and/or increase our interest costs.

Given the permanent financing structure has not yet been finalized, the ultimate amount of indebtedness incurred, and the applicable interest rates remain subject to market conditions at the time of issuance.

A more detailed description regarding our capital structure changes, including the impacts of Proposed Acquisition, can be found elsewhere in this MD&A as well as in the “Financing Activities” section below.

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

Net cash provided by operating activities was $156.3 million during the nine months ended February 28, 2026, compared to $176.4 million net cash provided by operating activities during the nine months ended February 28, 2025. In the current year period, the driver of this change was a $42.2 million increase in cash consumed due to an increase in net operating working capital (accounts receivable, inventories, and accounts payable), which was driven by the increase in average steel prices over the prior year period. These increases were partially offset by the reduction of $12.8 million related to lower compensation, including incentive compensation, payments, and higher net earnings in the current year period as compared with the prior year period.

Investing Activities

Net cash used in investing activities was $170.1 million during the nine months ended February 28, 2026, compared to net cash used in investing activities of $83.8 million during the nine months ended February 28, 2025. In the current year period, the main drivers of net cash used in investing activities were the $101.4 million in purchases of equity securities, as well as capital expenditures, including the previously announced strategic expansion of our electrical steel operations in Canada and Mexico to service the transformer and automotive markets, respectively. This was partially offset by proceeds from sale of assets, net of selling costs of $16.6 million, primarily related to the sale of assets at WSCP’s remaining Cleveland toll processing manufacturing facility. Acquisitions, net of cash acquired, during the current year period, was $1.6 million due to the acquisition of Sitem Group. See Note 2 – “Acquisitions” for further information.

Investment activities are largely discretionary and future investment activities could be reduced significantly, or eliminated, as economic conditions warrant. We assess acquisition opportunities as they arise, and any such opportunities may require additional financing. However, there can be no assurance that any such opportunities will arise, that any such acquisition opportunities will be consummated, or that any additional financing needed will be available on satisfactory terms. We estimate our annual maintenance capital needs to be between approximately $40.0 million and $45.0 million, which excludes capital expenditures related to strategic initiatives, including, but not limited to, manufacturing capacity expansions, corporate headquarters, and other technology upgrades.

Financing Activities

Net cash provided by financing activities was $11.0 million during the nine months ended February 28, 2026, compared to net cash used in financing activities of $69.5 million during the nine months ended February 28, 2025. In the current year period, the main driver of net cash provided by financing activities was net debt proceeds, including debt issuance costs, of $41.6 million as compared to net debt repayments of $35.8 million in the prior year period. During the nine months ended February 28, 2026, our net incremental short-term borrowings under the Credit Facility were $43.5 million. During the first and second quarters of fiscal 2026, net repayments on short-term borrowings were $39.2 million, whereas we had net borrowings of $82.7 million during the third quarter of fiscal 2026. We used a portion of the gross proceeds in the third quarter of fiscal 2026 to acquire $101.4 million of Kloeckner Shares.

There were $1.9 million of net payments on long-term debt and debt issuance costs during the nine months ended February 28, 2026, compared to $2.2 million of net proceeds during the nine months ended February 28, 2025. There were increased draws on the BDC Loan, which totaled $21.8 million during the nine months ended February 28, 2026. This was offset by the repayment of four of Sitem Group’s loans prior to the maturity date totaling €12.4 million (approximately $14.3 million at the time of payment) with cash on hand. Additionally, during the current year period, a fifth loan was fully repaid at the expected maturity date.

Dividends of $24.6 million to holders of our common shares were paid during the current year period. There were no payments to noncontrolling interest during the current year period compared to $6.9 million in the prior year period.

Revolving credit facility – The Credit Facility allows for borrowings of up to $550.0 million, to the extent secured by eligible accounts receivable and inventory balances at period end. The Credit Facility does not include credit rating triggers. At February 28, 2026, there was $192.7 million of outstanding borrowings drawn against the Credit Facility with $150.5 million available under the Credit Facility after accounting for the eligible borrowing base. As of February 28, 2026, we were in compliance with the financial covenants of the Credit Facility.

On January 15, 2026, we amended the Credit Facility to, among other things, permit us to consummate the Offer. We incurred immaterial costs associated with the amendment. For additional information, see “Note 2 – Acquisitions.”

Canadian Government Regional Economic Growth Loan – The FED DEV Loan is for an amount of up to CAD $3.5 million (approximately USD $2.6 million as of February 28, 2026) and is to be used for the purchase and installation of advanced manufacturing equipment at Tempel Canada’s Burlington, Ontario location. As of February 28, 2026, $2.3 million was outstanding under the FED DEV Loan.

Business Development Bank of Canada Canadian Loan – Pursuant to the terms of the BDC Letter, the BDC has committed to provide Tempel Canada the BDC Loan, up to CAD $57.5 million (approximately USD $42.2 million as of February 28, 2026), to fund the construction of a new manufacturing facility in Burlington, Ontario, Canada. As extended in the third quarter of fiscal 2026, the draw period for the BDC Loan will lapse on June 30, 2026, unless further extended by BDC. Worthington Steel guarantees the payment obligations of Tempel Canada in respect of the BDC Loan. The BDC Loan contains representations, covenants and events of default customary for transactions of this nature, including that Tempel Canada will maintain a total debt to tangible equity ratio of 1.0 to 1.0 and a fixed charge coverage ratio of 1.15 to 1.0, each tested annually beginning May 31, 2026. As of February 28, 2026, $21.8 million was outstanding under the BDC Loan, while there were no amounts drawn and outstanding as of May 31, 2025.

Canadian Advanced Manufacturing and Innovation Competitiveness Loan – Tempel Canada entered into the AMIC Loan, which provided a loan of up to CAD $5.0 million (approximately USD $3.7 million as of February 28, 2026) to support building and equipment expansion at Tempel Canada’s Burlington, Ontario location. During fiscal 2026, we have received total distributions of CAD $2.5 million (approximately USD $1.8 million as of February 28, 2026). The AMIC Loan is structured with an incentive component that states up to CAD $0.5 million (approximately USD $0.4 million as of February 28, 2026) of the principal may be forgiven if certain performance targets are met. As of February 28, 2026, $1.8 million was outstanding under the AMIC Loan.

Sitem Group Term Loans – We assumed liabilities of Sitem Group as part of the acquisition and recorded the liabilities within the consolidated balance sheet as part of the opening balance sheet. Sitem Group’s obligations included various term loans (“Sitem Group Term Loans”), which spanned maturities and had varying interest rates and interest rate mechanism. As of February 28, 2026, the aggregate amount outstanding of the Sitem Group Term Loans was $32.8 million, which includes the Sitem Group Standstill Agreement described below. The obligations, along with the relevant loan terms, are included in the summary table within “Note 9 – Debt.”

During the third quarter of fiscal 2026, Sitem Group fully repaid four of its loan agreements prior to the maturity date totaling €12.4 million (approximately $14.3 million) with cash on hand. Upon repayment of one of the loan agreements, the associated interest rate swap was terminated. Additionally, during the third quarter of fiscal 2026, a fifth loan was fully repaid at the expected maturity date. For additional information, see “Note 9 – Debt” and “Note 14 – Derivative Financial Instruments and Hedging Activities.”

Standstill Agreement – Sitem Group – The agreement relates to bilateral credit facilities originally provided to Stanzwerk AG in the aggregate principal amount of CHF 17.1 million (approximately USD $22.1 million as of February 28, 2026). Under the terms of the standstill, the lenders agreed to maintain availability under the credit lines through June 30, 2026. The Standstill Agreement contains financial covenants requiring Stanzwerk AG to maintain (i) a minimum equity ratio of 15%, tested quarterly beginning June 30, 2025, and (ii) minimum liquidity of CHF 4.0 million (approximately USD $5.2 million as of February 28, 2026), tested monthly beginning April 30, 2025. Stanzwerk AG was in compliance with these covenants as of February 28, 2026. A detailed discussion of all debt obligations and their associated terms is provided in “Note 9 – Debt.”

Common shares – On March 25, 2026, the Board declared a quarterly cash dividend of $0.16 per common share payable on June 26, 2026, to shareholders of record at the close of business on June 12, 2026.

There were no common shares purchased by Worthington Steel during the period presented as part of publicly announced plans or programs.

Redeemable NCI – While redemption events are contingent, the existence of these features could require us to use available cash, debt capacity, or other resources to satisfy our obligations in the future. We continuously monitor our liquidity profile to ensure adequate capacity to fund potential redemptions, although no such obligations were triggered during the nine months ended February 28, 2026.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience, current trends and other factors that we believe to be relevant and reasonable under the circumstances at the time the estimate was made. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting estimates are defined as those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations. Although actual historical results have not deviated significantly from those determined using our estimates, our financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such estimates. Our critical accounting estimates have not significantly changed from those discussed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of the 2025 Form 10-K, with the exception of the estimate below.

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

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Since May 31, 2025, we have entered into a new cross-currency swap hedging transaction designated as a net investment hedge, which is disclosed in “Note 14 – Derivative Financial Instruments and Hedging Activities” to the consolidated financial statements. The corresponding sensitivity analysis disclosed in the 2025 Form 10-K for our Foreign Exchange Rate Risk has been updated below to reflect our exposure to the market risk as of February 28, 2026. Additionally, we have purchased Kloeckner Shares with readily determined fair values for which we do not have a controlling interest or significant influence. As a result, we are exposed to equity price risk related to our investment in Kloeckner Shares. There have been no material changes to our market risk other than the aforementioned cross-currency swap and equity investments during the nine months ended February 28, 2026. For a discussion of our market risk, see “Part II – Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” of the 2025 Form 10-K.

Foreign Exchange Rate Risk

Net Investment Hedge – Cross-Currency Swap

During the second quarter of fiscal 2026, we entered into a cross-currency swap to hedge foreign currency risk on a portion of our Euro net investment in the Sitem Group foreign subsidiary against fluctuations in Euro/USD exchange rates.

The notional values and corresponding interest rates are disclosed in “Note 14 – Derivative Financial Instruments and Hedging Activities” to the consolidated financial statements located in Item 1 of this Form 10-Q.

As of February 28, 2026, if the Euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $8.0 million unfavorable impact to the fair value of the cross-currency swap recognized in OCI. The aforementioned unfavorable impact recognized in OCI would be economically offset by favorable currency translation gains on our hedged net investments in those foreign subsidiaries.

Equity Price Risk

Equity Securities

During the third quarter of fiscal 2026, we purchased Kloeckner Shares, which are publicly traded equity securities. These investments are subject to market volatility and may fluctuate in value based on changes in market conditions and issuer-specific developments.

As disclosed in “Note 4 – Investments” to the consolidated financial statements located in Item 1 of this Form 10-Q, as of February 28, 2026, the fair value of the Kloeckner Shares measured at fair value was $101.3 million. A hypothetical 10% decrease in market prices as of February 28, 2026 would result in an approximate $10.1 million decrease in the fair value of those equity securities, which would be recognized in net earnings.

This sensitivity analysis is based on a static balance sheet position and does not consider potential management actions or changes in market conditions subsequent to the reporting date. Given changes in the fair value of equity securities are recognized in net earnings, our net earnings may experience volatility unrelated to our core operating performance. During the nine months ended February 28, 2026, changes in fair value of equity securities increased net earnings by $0.3 million. Future market fluctuations could materially affect results of operations.

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

Management, under the supervision of and with the participation of Worthington Steel’s principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q (the quarterly period ended February 28, 2026). Based on that evaluation, Worthington Steel’s principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are designed at the reasonable assurance level and were effective at a reasonable assurance level as of the end of the quarterly period covered by this Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the period covered by this Form 10-Q (the quarterly period ended February 28, 2026) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. – Legal Proceedings

We are involved in various judicial and administrative proceedings, as both plaintiff and defendant, arising in the ordinary course of business. We do not believe that any such proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A. – Risk Factors

The following information supplements the risk factors described in “PART I – Item 1A. – Risk Factors” of the 2025 Form 10-K available at www.sec.gov or at www.worthingtonsteel.com and should be read in conjunction with the risk described in the 2025 Form 10-K. These risk factors should be read carefully when evaluating our business and investments in the common shares and in connection with the forward-looking statements and other information contained in this Form 10-Q. Any of the risks described in the 2025 Form 10-K and those described in this report or other SEC filings could materially affect our business, consolidated financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in the 2025 Form 10-K and those described in this report or other SEC filings are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, consolidated financial condition and/or future results.

Proposed Acquisition-Related Risks

The Proposed Acquisition is subject to a number of conditions, and the BCA may be terminated by Worthington Steel or Kloeckner under certain circumstances. If the Proposed Acquisition is not completed, the price of our common shares may be adversely affected.

The Offer Closing is subject to certain closing conditions as set forth in the Offer Document (the “Offer Conditions”), including, among other things, Worthington Steel obtaining the required merger and investment control clearances, foreign investment clearances, and EU foreign subsidies control clearance for the Offer (together, the “Regulatory Conditions”). The Offer Conditions, other than the Regulatory Conditions, were deemed satisfied upon the expiration of the initial acceptance period on March 26, 2026. The Regulatory Conditions must be satisfied on or prior to March 12, 2027.

The BCA may be terminated by either us or Kloeckner under certain circumstances, including, among others, if (i) the Offer lapses as a result of non-satisfaction of the Regulatory Condition, (ii) a competing transaction has been consummated or (iii) if we, on the one hand, or Kloeckner, on the other hand, has materially breached our obligations under the BCA and such breach remains uncured after seven business days.

If the Regulatory Conditions are not satisfied, or if termination rights are exercised, the BCA will terminate, and the Proposed Acquisition will not be completed. If the Proposed Acquisition is delayed or not completed, the price of our common shares may decline.

If the Proposed Acquisition is not completed, we will have incurred substantial costs that may adversely affect our financial results and operations and the market price of our common shares.

If the Proposed Acquisition is not completed, the price of our common shares may decline to the extent that the current market price of our common shares reflects a market assumption that the Proposed Acquisition will be completed. In addition, we have incurred and will continue to incur substantial costs in connection with the Proposed Acquisition. These costs are primarily associated with the fees of attorneys, accountants and our financial and other advisors, as well as committed financing fees. In addition, we have diverted significant management resources in an effort to complete the Proposed Acquisition. If the Proposed Acquisition is not completed, we will have received little or no benefit in respect of such costs incurred.

Further, if the Proposed Acquisition is not completed, we may experience negative reactions from the financial markets and from our suppliers, customers and employees. Each of these factors may adversely affect the trading price of our common shares and our financial results and operations.

As of the date of this filing, we have acquired approximately 8% of the outstanding share capital of Kloeckner outside of the Offer, and we have committed to purchase an additional 1,000,000 Kloeckner Shares at €11.00 per share from a single Kloeckner shareholder in connection with the transaction. If the Proposed Acquisition is not completed and the market price of Kloeckner's shares declines, we could incur significant losses on these share positions, which could adversely affect our financial condition and results of operations.

The Proposed Acquisition may limit our financial flexibility and increase our interest expense.

We intend to fund the consideration for the Offer and related transaction costs with a combination of cash on hand and new debt financing expected to consist of long-term senior secured indebtedness, which we expect to issue subject to market conditions and other factors.

The new debt financing is expected to contain covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, or under certain situations, making capital expenditures or increasing dividends beyond current levels, which could limit our financial flexibility.

In addition, although we have obtained debt financing commitments to backstop the new debt financing, if we are not able to obtain permanent financing on favorable terms, we may be required to fund a portion of the consideration for the Offer and related transaction costs at interest rates higher than currently expected, which could significantly increase our long-term cost of capital.

Elevated levels of debt driven by the new debt financing may cause us to miss out on other opportunities to grow our business such as other acquisitions or capital projects.

Restrictions on Worthington Steel’s dealings with Kloeckner may delay the implementation of our integration strategy and could adversely impact our results of operations. We further intend to enter into a domination and profit and loss transfer agreement with Kloeckner that could be disadvantageous.

On March 31, 2026, we announced that we had achieved the minimum acceptance threshold of Kloeckner’s issued share capital. Following such announcement, an additional, statutory two-week acceptance period began on April 1, 2026, which will conclude on April 14, 2026, after which we will announce the final results of the Offer. Upon the Offer Closing, we expect to acquire all the tendered Kloeckner Shares, but we also expect that there will be remaining minority Kloeckner shareholders that did not tender their Kloeckner Shares in connection with the Offer. As a result, under German law we are subject to certain restrictions in our dealings with Kloeckner.

On March 27, 2026, we informed Kloeckner about our firm intention to enter into a DPLTA with Kloeckner immediately after Offer Closing, and Kloeckner published an ad hoc announcement to this effect on the same day. While we are confident that we will secure the required majority at the general meeting of Kloeckner shareholders to approve the establishment of a DPLTA, unless and until a DPLTA is established, we may not have control over the day-to-day operations of Kloeckner. These restrictions could delay the implementation of our strategy and may adversely impact our results of operations. There can be no assurance that a DPLTA will be established.

Following the Offer Closing, we intend to enter into a DPLTA with Kloeckner. According to the applicable provisions of the German Stock Corporation Act, under a DPLTA, we would be obligated to compensate any annual net loss of Kloeckner. Furthermore, each remaining minority Kloeckner shareholder would have the option to either:

•
Remain a Kloeckner shareholder and receive annual recurring compensation as stipulated by the German Stock Corporation Act; or,
•
Receive adequate exit compensation in exchange for their Kloeckner Shares, in accordance with the provisions of the German Stock Corporation Act.

Kloeckner shareholders choosing the first option may later elect the second option. Our obligation to pay annual recurring compensation could result in a continuous payment obligation that may be higher than the minimum dividends that would be otherwise distributed. Our obligation to, upon shareholder demand, provide adequate exit compensation in exchange for Kloeckner Shares could require us to use significant cash or other financing resources. There can be no assurance that DPLTA will be established or that, if established, the related obligation will not adversely affect our business, financial condition, results of operations or cash flows.

Once the DPLTA is established, failure to successfully integrate our business and Kloeckner’s business in the expected timeframe may adversely affect our future results.

We entered into the BCA with the expectation that the Proposed Acquisition will result in various benefits, including certain cost savings, operational efficiencies or synergies, and an accretive effect on our earnings. To realize these anticipated benefits, our business and Kloeckner’s business must be successfully integrated. Historically, we and Kloeckner have been independent companies, and we will continue to be operated as such until the DPLTA is established. The integration may be complex and time-consuming and may require substantial resources and effort. Our management may face significant challenges in consolidating our operations and Kloeckner’s operations, integrating the two companies’ technologies, procedures, and policies, as well as addressing the different corporate cultures of the two companies. If the companies are not successfully integrated, the anticipated benefits of the Proposed Acquisition, including estimated cost, operations and commercial synergies and the timeline to realize such synergies, may not be realized fully or at all, or may take longer to realize than expected.

Additionally, our ability to realize anticipated benefits of the Proposed Acquisition could be affected by a number of other factors, including: the need for greater than expected cash or other financial resources or management time in order to integrate Kloeckner’s business; increases in other expenses related to the Proposed Acquisition, including restructuring costs; the timing and impact of purchase accounting adjustments; accounting for IFRS to GAAP adjustments; difficulties in employee or management integration; the impact of appraisal proceedings in connection with the DPLTA; adverse tax impacts related to delays in regulatory approval closing, implementation of the DPLTA, or other unanticipated factors; and unanticipated liabilities associated with the Proposed Acquisition. Any potential cost-saving opportunities may take several years following the Proposed Acquisition to implement, and any results of these actions may not be realized for several years thereafter, if at all.

We must continue to retain, recruit and motivate executives and other key employees, and failure to do so could negatively affect us.

The success of the Proposed Acquisition and our post-closing integration efforts depend, in part, on our ability to retain, recruit and motivate executives and other key employees for the benefits of the transaction to be fully realized. Our and Kloeckner’s employees may experience uncertainty about their future roles until, or even after, strategies regarding the Proposed Acquisition are announced and executed. Some of those employees may decide not to remain with us or Kloeckner as a result of the Proposed Acquisition. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, our business activities may be adversely affected, and management’s attention may be diverted from successfully integrating the Company and Kloeckner to hiring suitable replacements. The potential distractions related to the Proposed Acquisition may adversely affect our ability to keep executives and other key employees focused on business strategies and goals, to address other important personnel matters and to retain them at all. A failure by us or Kloeckner to attract, retain and motivate executives and other key employees during the period prior to or after the Offer Closing could have a negative impact on our business and our financial results and operations.

Litigation challenging the Proposed Acquisition, including under the BCA and/or any DPLTA, may prevent the Proposed Acquisition from being consummated within the expected timeframe or at all.

Lawsuits may be filed against us, our board of directors, Kloeckner, or other parties to the BCA, challenging the Proposed Acquisition and making other claims in connection therewith and/or any DPLTA. Such lawsuits may be brought by purported shareholders and seek, among other things, to enjoin consummation of the Proposed Acquisition. One of the conditions to the Offer Closing is that there is no order from any relevant court prohibiting the continuation or consummation of the Offer. While this condition was deemed satisfied upon the expiration of the initial acceptance period, if any subsequent action successfully delays or prohibits the Offer Closing, we may be unable to complete the Proposed Acquisition on a timely basis or at all. The potential distractions related to litigation challenging the Proposed Acquisition may divert management’s attention away from successfully integrating the Company and Kloeckner.

Risks Related to Our Company, Business and Operations

The conflict between the United States, Israel and Iran and related geopolitical instability may adversely affect our business.

In February 2026, the United States and Israel launched coordinated military strikes against Iran, which retaliated with missile attacks across the region. Although we do not have material operations in the Middle East, the ongoing conflict and any further escalation, including additional military actions, retaliatory measures, sanctions, disruptions to trade or transportation routes, cyberattacks, or other governmental or market responses, has and could continue to lead to significant disruption of global energy supplies and increases in global energy prices, heighten inflationary pressures on our input costs and supply chain, adversely affect global supply chains, energy markets, commodity prices, currency exchange rates, interest rates, financial markets and overall macroeconomic conditions, increase the cost or reduce the availability of debt financing, and adversely impact customer spending patterns in markets in which we operate. While the impacts of conflict between the United States, Israel, and Iran may have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

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

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs
December 1-31, 2025	30,251	$36.32	-	-
January 1-31, 2026	3,265	38.74	-	-
February 1-28, 2026	-	-	-	-
Total	33,516	$36.56	-

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

During the third quarter of fiscal 2026, the following officers adopted Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K):

Aggregate Maximum Number
		Arrangement	Arrangement	of Our Common Shares to be
Name and Title	Action	Adoption Date	Expiration Date	Sold Under the Arrangement
Timothy A. Adams, Vice President and Chief Financial Officer	Adoption of arrangement to sell our common shares	February 10, 2026	June 2, 2027	5,273 after the exercise of non-qualified stock options
Jeffrey R. Klingler, Executive Vice President and Chief Operating Officer	Adoption of arrangement to sell our common shares	February 11, 2026	December 31, 2026	20,236 after the exercise of non-qualified stock options
Clifford J. Larivey, President, Flat-Roll Steel Processing	Adoption of arrangement to sell our common shares	February 13, 2026	December 31, 2026	59,550 inclusive of 4,929 after the exercise of non-qualified stock options

Each of the trading arrangements is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, and instructs the officer’s broker to sell our common shares pursuant to pre-established instructions, including specified price and volume parameters.

Except as noted in the table above, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) during the third quarter of fiscal 2026.

Item 6. – Exhibits

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Separation and Distribution Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	8-K	2.1	12/5/2023

2.2+±	Business Combination Agreement, dated January 15, 2026, by and among Worthington Steel, Inc., Worthington Steel GmbH and Kloeckner & Co SE	8-K	2.1	1/22/2026

2.3+	Irrevocable Undertaking, dated January 15, 2026, by and between Worthington Steel GmbH and SWOCTEM GmbH	8-K	2.2	1/22/2026

2.4	Equity Commitment Letter, dated January 15, 2026, by and between Worthington Steel, Inc. and Worthington Steel GmbH	8-K	2.3	1/22/2026

3.1	Amended Articles of Incorporation of Worthington Steel, Inc.	8-K	3.1	12/5/2023

3.2	Amended Regulations of Worthington Steel, Inc.	8-K	3.2	12/5/2023

10.1±	Second Amendment to Revolving Credit and Security Agreement, dated January 15, 2026, by and between Worthington Steel, Inc., certain subsidiaries of Worthington Steel, Inc., PNC Bank, National Association, as agent for the lenders, and the lenders party thereto	8-K	10.1	1/22/2026

31.1*	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)

31.2*	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)

32.1**	Section 1350 Certification of Principal Executive Officer

32.2**	Section 1350 Certification of Principal Financial Officer

101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.
**	Furnished herewith.
+

Certain portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted materials to the SEC upon its request.

±	Schedules and certain portions of this exhibit have been omitted pursuant to Item 601(a)(5) and/or Item 601(b)(10)(iv) of Regulation S-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON STEEL, INC.

Date: April 9, 2026	By:	/s/ Timothy A. Adams
Timothy A. Adams,
Vice President and Chief Financial Officer
(On behalf of the Registrant as Duly Authorized Officer and as Principal Financial Officer)