Form 10-K
period 2026-05-31
Worthington Steel, Inc.
filed 2026-07-30
CIK 1968487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 001-41830

WORTHINGTON STEEL, INC.

(Exact name of registrant as specified in its charter)

Ohio	92-2632000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 West Old Wilson Bridge Road, Columbus, Ohio	43085
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (614) 840-3462

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, Without Par Value	WS	New York Stock Exchange

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

The aggregate market value of the common shares (the only common equity of the registrant) held by non-affiliates of the registrant, based on the closing price of the common shares on November 28, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,116,545,985. For this purpose, executive officers and directors of the registrant are considered affiliates.

The number of common shares (the only common stock of the registrant) outstanding, as of July 24, 2026, was 50,948,146.

DOCUMENTS INCORPORATED BY REFERENCE:

Selected portions of the registrant’s definitive proxy statement for its annual meeting of shareholders to be held on September 23, 2026 (the “2026 Proxy Statement”), are incorporated by reference into Part III of this annual report on Form 10-K to the extent provided herein.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Selected statements contained in this Annual Report on Form 10-K (this “Form 10-K”), including, without limitation, in “PART I – Item 1. – Business,” “PART II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Note 7 - Contingent Liabilities and Commitments” constitute “forward-looking statements,” as that term is used in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Forward-looking statements reflect our current expectations, estimates or projections concerning future results or events. These statements are often identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “should,” “would,” “intend,” “plan,” “will,” “likely,” “estimate,” “project,” “position,” “strategy,” “target,” “aim,” “seek,” “foresee” or other similar words or phrases. These forward-looking statements include, without limitation, statements relating to:

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
•
our plans, objectives, expectations and intentions related to the Kloeckner Acquisition (as defined in “PART I – Item 1. – Business” of this Form 10-K) and the benefits of the Kloeckner Acquisition;
•
the expected outcomes of the Kloeckner Acquisition, including estimated cost, operations and commercial synergies and the timeline to realize such synergies;
•
the impact of the Kloeckner Acquisition on Worthington Steel’s earnings;
•
Worthington Steel’s expected pro forma net leverage ratio following the Kloeckner Acquisition and net leverage ratio goals following the Kloeckner Acquisition;
•
the expected timeline for completing the DPLTA (as defined in “PART I – Item 1A. – Risk Factors” of this Form 10-K);
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
•
effects of public health emergencies and the various responses of governmental and nongovernmental authorities thereto on economies and markets, and our customers, counterparties, and employees and third-party service providers; and
•
other non-historical matters.

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
•
product demand and pricing;
•
changes in product mix, product substitution and market acceptance of our products;
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
•
the effect of financial difficulties, consolidation and other changes within the steel, automotive, construction, and other industries in which the we participate;
•
failure to maintain appropriate levels of inventories;
•
financial difficulties (including bankruptcy filings) of original equipment manufacturers, end-users and customers, suppliers, joint venture partners and others with whom we do business;
•
the ability to realize targeted expense reductions from headcount reductions, facility closures and other cost reduction efforts;
•
the ability to realize cost savings and operational, sales and sourcing improvements and efficiencies, and other expected benefits from transformation initiatives, on a timely basis;

•
restrictions on our interactions with Kloeckner may delay the implementation of our integration strategy and could adversely impact our results of operations;
•
the effects of the Kloeckner Acquisition on our and Kloeckner’s operations, including on our future financial condition and performance, operating results, strategy and plans, including anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, losses, future prospects, and business and management strategies for the management, expansion and growth of our operations;
•
if a DPLTA is established, we will be subject to ongoing financial obligations to Kloeckner and its minority shareholders that could adversely affect our business, financial condition, results of operations or cash flows;
•
the time and effort to successfully integrate our business and Kloeckner’s business in the expected timeframe may adversely affect our future results;
•
the impact of limited financial flexibility and increased interest expense due to the Kloeckner Acquisition;
•
risks associated with litigation or appraisal proceedings relating to the Kloeckner Acquisition and/or any DPLTA, including proceedings concerning the adequacy of compensation to minority shareholders, may result in management distraction or financial exposure;
•
the adverse impact of failing to continue to retain, recruit and motivate executives and other key employees;
•
the overall success of, and the ability to integrate, newly acquired businesses and joint ventures, maintain and develop their customers, and achieve synergies and other expected benefits and cost savings therefrom;
•
the ability to realize expected benefits of strategically deployed capital expenditures;
•
capacity levels and efficiencies, within facilities, within major product markets and within the industries in which we participate as a whole;
•
the effect of disruption in the business of suppliers, customers, facilities and shipping operations due to adverse weather, casualty events, equipment breakdowns, labor shortages, interruption in utility services, civil unrest, international conflicts, terrorist activities, or other causes;
•
changes in customer demand, inventories, spending patterns, product choices, and supplier choices;
•
risks associated with doing business internationally, including economic, political and social instability, foreign currency exchange rate exposure and the acceptance of our products in global markets;
•
the effect of national, regional and global economic conditions generally and within major product markets, including significant economic disruptions from public health emergencies, the actions taken in connection therewith and the implementation of related fiscal stimulus packages;
•
the impact of tariffs, the adoption of trade restrictions affecting our products, suppliers or customers, a United States (“U.S.”) withdrawal from or significant renegotiation of trade agreements, the occurrence of trade wars, the closing of border crossings, and other changes in trade regulations or relationships;
•
the ability to improve and maintain processes and business practices to keep pace with the economic, competitive and technological environment;
•
the effect of inflation, interest rate increases and economic recession, which may negatively impact our operations and financial results;
•
deviation of actual results from estimates and/or assumptions used by us in the application of our significant accounting policies;
•
impairment of the recorded value of inventory, equity investments, fixed assets, goodwill and other assets;
•
competitive pressure on sales and pricing, including pressure from imports and substitute materials;

•
the level of imports and import prices in our markets and the foreign currency exchange rate exposure;
•
the impact of environmental laws and regulations or the actions of the U.S. Environmental Protection Agency or similar regulators which increase costs or limit our ability to use or sell certain products;
•
the impact of increasing environmental, greenhouse gas emission and sustainability regulations;
•
the impact of judicial rulings and governmental regulations, both in the U.S. and abroad, including those adopted by the U.S. Securities and Exchange Commission (the “SEC”) and other governmental agencies;
•
the effect of healthcare laws in the U.S. and potential changes to such laws, which may increase our healthcare and other costs and negatively impact our operations and financial results;
•
the effect of tax laws in the U.S. and potential changes to such laws, which may increase our costs and negatively impact our operations and financial results;
•
the operational, data privacy, security, regulatory and legal risks associated with our reliance on artificial intelligence and machine learning (“AI”) technologies as well as our ability to stay abreast of technological advancements and our dependence on third parties who rely on AI technologies;
•
cybersecurity risks;
•
the effects of privacy and information security laws and standards;
•
the cyclical nature of the steel industry;
•
our safety performance;
•
the effects of competition and price pressures from competitors; and
•
other risks described from time to time in the filings of Worthington Steel, Inc. with the SEC, including those described in “PART I – Item 1A. – Risk Factors” of this Form 10-K.

We note these risk factors for investors as contemplated by the PSLRA. Forward-looking statements should be construed in the light of such risks. It is impossible to predict or identify all potential risk factors. Consequently, readers should not consider the foregoing list to be a complete set of all potential risks and uncertainties. Readers are cautioned not to place undue reliance on any forward-looking statements. Any forward-looking statements in this Form 10-K are based on currently available information as of the date of this Form 10-K, and we assume no obligation to correct or update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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
•
Tailor Welded Products: Tailor welded blanks and aluminum tailor welded blanks are used by North American automotive customers to reduce weight, lower cost, improve material utilization, and consolidate parts. Our highly engineered products allow for flexible part design and ensure the right material is used in the right place. Tailor welded blanks are made from individual sheets of steel of different thickness, strength and coating which are joined together by laser welding. Aluminum tailor welded blanks are processed using friction stir welding technology. Friction stir welding offers the widest range of formable welded properties for all automotive aluminum alloys.

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

We operate 34 manufacturing facilities located in the U.S. (19), Canada (2), China, India, Germany, Mexico (4), Italy (3), France, Slovakia, and Switzerland. In addition, our Serviacero joint venture operates three additional manufacturing facilities in Mexico. On June 3, 2026, subsequent to the completion of the fiscal year ended on May 31, 2026 (“fiscal 2026”), through our wholly owned indirect subsidiary Worthington Steel GmbH (the “Bidder”), we acquired a controlling equity stake in Germany-based Klöckner & Co SE (“Kloeckner”), which operates approximately 110 distribution and processing facilities primarily located in the United States, Mexico, Germany, Austria, and Switzerland.

We serviced approximately 1,500 customers during fiscal 2026 in many end markets including automotive, construction, machinery and equipment, agriculture, and heavy trucks, among others. The automotive industry is one of the largest consumers of flat-rolled steel, and the largest end market for us. During fiscal 2026, our top three customers, each of whom is in the automotive industry, represented approximately 34.5% of total net sales.

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

On June 3, 2025, we, through our wholly owned subsidiary Tempel Steel Company, LLC (“Tempel”), completed the acquisition of 52% of the issued and outstanding capital stock of S.I.T.E.M. S.p.A., a joint stock company incorporated under the laws of Italy (“Sitem” and, together with its subsidiaries, Stanzwerk AG, Decoup S.A.S. and Sitem Slovakia spol. s r.o., the “Sitem Group”). The results of Sitem Group are included in our consolidated and combined financial statements on a one-month reporting lag to allow for the timely completion of its financial reporting process. For additional information, see “Note 2 – Acquisitions”.

We own a controlling interest in four consolidated operating joint ventures: Spartan Steel Coating, L.L.C. (“Spartan”) (52% interest); TWB Company, L.L.C. (“TWB”) (55% interest); Worthington Samuel Coil Processing, L.L.C. (“WSCP”) (63% interest); and the Sitem Group (52% interest). We own a noncontrolling interest (50% interest) in one unconsolidated joint venture, Serviacero Planos, S. de R.L. de C.V. (“Serviacero Worthington”) (see the Our Joint Ventures section below). We also own a controlling interest in Worthington Specialty Processing (“WSP”), which became a non-operating joint venture on October 31, 2022.

Our fiscal year and fourth quarter end on May 31, with “fiscal 2026” ending on May 31, 2026, “fiscal 2025” ending on May 31, 2025, and “fiscal 2024” ending on May 31, 2024. Our other quarterly periods end on the final day of August (first quarter), November (second quarter) and February (third quarter).

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

Recent Business Developments

•
On June 1, 2026, we incurred indebtedness in the form of (1) $700.0 million aggregate principal amount 7.750% Senior Secured Notes due 2033 (the “2033 Notes”), which mature June 1, 2033, and (2) $700.0 million seven-year senior secured term loan B credit facility in aggregate principal, due June 1, 2033, bearing interest, at our option, at a per annum rate equal to Term SOFR plus 4.00%, Daily Simple SOFR plus 4.00%, or the base rate plus 3.00% (the “Term Loan Facility” and the term loans thereunder, the “Term Loans”).
•
On June 3, 2026, we acquired a controlling equity stake in Germany-based Kloeckner (the “Kloeckner Acquisition”) at which date we owned approximately 60.86% of Kloeckner’s total outstanding share capital.
•
On June 15, 2026, we settled a binding agreement to acquire one million additional Kloeckner shares at €11.00 per share (approximately $12.7 million), bringing our total ownership to approximately 61.87% of Kloeckner’s total outstanding share capital.
•
On June 24, 2026, the Worthington Steel Board of Directors (the “Board”) declared a quarterly dividend of $0.16 per common share payable on September 29, 2026, to shareholders of record at the close of business on September 15, 2026.
•
On June 25, 2026, we entered into that certain Credit Agreement (the “2031 Revolving Credit Facility”), an asset-based revolving credit agreement in the aggregate principal amount of up to $550.0 million that matures on June 25, 2031, which refinanced and replaced the Revolving Credit and Security Agreement, dated November 30, 2023 (the “Credit Facility”).
•
On July 15, 2026, we launched a public delisting tender offer for all outstanding Kloeckner shares not already held by us at a price of €11.00 per share. The delisting tender offer is not subject to any closing conditions and does not include a minimum acceptance threshold; however, there can be no assurance as to how many Kloeckner shares, if any, will be tendered.

Segment

Our operations are managed principally on a products and services basis under a single group organizational structure. We determined that there is only one operating segment and therefore one reportable segment after considering several sources of information, including our internal organizational structure, the basis on which budgets and forecasts are prepared, the financial information that our Chief Operating Decision Maker (“CODM”) reviews in evaluating company performance and determining how resources should be allocated, and how we release information to the public and analysts. Our CODM is Worthington Steel’s Chief Executive Officer (“CEO”).

The Separation

On December 1, 2023 (the “Separation Date”) at 12:01 a.m. Eastern Time, Worthington Enterprises, Inc., an Ohio corporation formerly known as Worthington Industries, Inc. (“Worthington Enterprises” or “Former Parent”), completed the separation of its steel processing business into Worthington Steel as a stand-alone, publicly traded company (the “Separation”). The Separation was achieved through a tax-free pro rata distribution of 100% of the common shares of Worthington Steel to holders of record of Worthington Enterprises common shares (the “Distribution”) as of the close of business on November 21, 2023 (the “Record Date”). Each holder of record of Worthington Enterprises common shares received one common share of Worthington Steel for every one Worthington Enterprises common share held at the close of business on the Record Date. Worthington Enterprises retained no ownership interest in Worthington Steel following the Separation. In connection with the Separation, Worthington Steel entered into several agreements with Worthington Enterprises that govern the relationship between the parties following the Distribution, including a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, Steel Supply and Services Agreement, and Transition Services Agreement.

Sources and Availability of Raw Materials

We have developed strong relationships with our mill suppliers, who provide the quality materials we need, meet our quality and service requirements, and are able to offer competitive terms with regard to quality, pricing, delivery, and volumes purchased.

The primary raw material we purchase is flat-rolled steel. We purchase steel in large quantities at regular intervals from major steel mills, both domestic and foreign. The amount purchased from any supplier varies from year to year depending on a number of factors including market conditions, then-current relationships and prices and terms offered. In nearly all market conditions, steel is available from multiple suppliers and generally any supplier relationship or contract can be, and historically have been, replaced with little or no significant interruption to our business. During fiscal 2026, we purchased approximately 2.57 million tons of steel (69% hot-rolled, 19% cold-rolled and 12% galvanized).

Steel is primarily purchased and processed based on specific customer orders. Raw materials are generally purchased in the open market on a negotiated basis. Supply contracts are also entered into, some of which have fixed pricing and some of which are indexed (monthly or quarterly). During fiscal 2026, we purchased steel from the following major suppliers, in alphabetical order: Cleveland-Cliffs Steel Inc.; NLMK Indiana LLC; North Star BlueScope Steel, LLC; Nucor Corporation; Steel Dynamics, Inc.; and United States Steel Corporation.

For certain raw materials, such as zinc, there are limited suppliers and our purchases are generally at market prices. However, historically, we have been able to replace our supplier relationships or contracts with little or no significant interruption to our business. Major suppliers of zinc in fiscal 2026 were, in alphabetical order: Glencore Ltd; Nexa Resources US Inc.; Ritchey Metals Company Inc.; Teck Resources Limited; and Trafigura Trading LLC. We believe our supplier relationships are generally favorable.

Technical Services

We recognize the importance of the metallurgical and technical aspects of our value-added steel products. We believe we are a leader in the flat-rolled steel market for providing metallurgical and steel processing solutions to meet our customers’ customized material needs. We employ a staff of more than 20 metallurgical engineers throughout the business and leverage their expertise to offer practical solutions on topics ranging from steelmaking and steel processing through downstream manufacturing. Our metallurgical engineers work in conjunction with internal quality teams to engage customers in problem solving, new product development, and education. Laboratory facilities are equipped with a wide range of physical and chemical testing capabilities to support production, development needs, and high-level failure analyses. Tests are performed in accordance with specified industry standards. Data obtained either through testing or in-line measurement systems is routed through analytics tools and analyzed by the team for process improvement, product performance and consistent quality.

Our technical service personnel work in conjunction with our sales force to specify components and materials required to fulfill customer needs. Laboratory facilities also perform metallurgical and chemical testing as dictated by International Organization for Standardization (“ISO”), ASTM International, and other customer and industry specific requirements.

We believe this comprehensive approach to technical services and support enhances our competitive position by helping to ensure high-quality products, strong customer relationships and continuous improvement.

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

Our Joint Ventures

As part of our strategy to selectively develop new products, markets, and processing capabilities and to expand our international presence, while sharing the risks and costs associated with those activities, we participate in five operating joint ventures. The following four joint ventures are consolidated due to our ability to control operating and capital decisions made in the ordinary course of business:

•
WSCP is a 63%-owned joint venture that operates a pickling facility in Ohio. WSCP has no fixed duration and will operate in perpetuity until dissolved or otherwise terminated by its managers. WSCP’s operations are overseen by a supervisory board of five members, of which we are entitled to appoint three.
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
•
Sitem Group is a 52%-owned joint venture that designs, manufactures and distributes high-precision mechanical steel components, including electric motor laminations, transformer laminations and die-cast components, primarily serving the European automotive and industrial markets. Sitem Group has an indefinite duration under Italian law. Sitem Group is governed by a seven-member board of directors, of which we are entitled to appoint four.

Our remaining operating joint venture, Serviacero Worthington, in which we own a 50% noncontrolling interest, is unconsolidated and operates three steel processing facilities located in Mexico. Serviacero Worthington provides steel processing services, such as pickling, blanking, slitting, multi-blanking and cutting-to-length, to customers in a variety of industries throughout North America, including automotive, appliance and heavy equipment. Serviacero Worthington has no fixed duration, and its operations shall continue to exist with the consent of the partners and may be extended indefinitely as mutually agreed. Serviacero Worthington is managed by a board of managers consisting of six managers, of which we are entitled to appoint three.

See “Note 4 – Investments” for additional information about our unconsolidated joint venture.

Environmental Matters

Our manufacturing facilities, like those of similar industries making similar products, are subject to many federal, state, local and foreign laws and regulations, including those relating to the protection of our employees and the environment. In addition to the requirements of the state and local governments of the communities in which we operate, we must comply with federal environmental regulations, the most significant of which are enforced by the EPA. We evaluate and implement ways to reduce emissions and waste and decrease costs related to compliance with environmental and other government regulations. The cost of such activities, compliance or capital expenditures for environmental control facilities necessary to meet regulatory requirements are not estimable, but have not been, and are not anticipated to be, material when compared with our overall costs and capital expenditures and, accordingly, are not anticipated to have a material effect on our financial position, results of operations, cash flows, capital expenditures, earnings or competitive position.

Twenty-seven of our facilities hold the ISO 14001 certifications, a highly recognized global standard for an effective environmental management system and our remaining facilities are managed to similar standards.

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

Corporate Responsibility

Human Capital Management

Our commitment to social governance and sustainability includes putting people first by providing a supportive and inclusive environment built on a culture of engagement, and by working together to ensure the health and safety of our employees. At the corporate level, we maintain a fully dedicated department responsible for environmental, health and safety initiatives and best practices across the Company.

We focus on attracting, developing and retaining a skilled workforce to support our manufacturing operations and long-term growth. To that end, management emphasizes competitive compensation and benefits, safety and wellness, employee training and development, and leadership succession planning. We also monitor workforce-related indicators such as training participation, internal advancement, turnover and employee engagement to assess the effectiveness of our human capital programs.

As of May 31, 2026, we had approximately 5,400 employees and our unconsolidated joint venture employed approximately 500 additional individuals. Of the aggregate of those groups, approximately 19% of those individuals are represented by collective bargaining units, all of which are located outside of the United States and in jurisdictions where collective bargaining arrangements are customary. We believe that our open-door policy has created an environment which fosters open communication and serves to cultivate the good relationships we have with our employees, including those covered by collective bargaining units.

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

Safety, Health and Wellness

We have always made the safety and well-being of our people a top priority, and we have regularly maintained an industry-leading safety record. For us, safety is about engagement, and our employees have adopted a culture where safety is everyone’s responsibility, not just the safety of our employees, but for the safety of everyone who enters our facilities. We also provide our employees and their families with access to what we believe are market competitive benefits, as compared to others in our industry, including a parental leave benefit that offers all new parents the opportunity for paid time off. We have a broad array of other employee-centered benefits and wellness programs, including fitness centers, free health screenings, health fairs, and other company-wide and location-specific wellness events and challenges. We believe our investments in safety, health and wellness are key to supporting and protecting our most important asset, our people.

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

Nineteen of our facilities hold ISO 45001 certifications, a highly recognized global standard for an effective Health and Safety Management System and our remaining facilities are managed to similar standards.

Diversity, Equity and Inclusion

We believe that fostering an inclusive environment is essential to our success. We are committed to ensuring that every employee feels respected, heard, and valued. Grounded in our Philosophy, we are building a culture where everyone belongs, unique perspectives are welcomed, and collaboration fuels innovation and delivers stronger results.

To further such efforts, we established a Diversity, Equity, and Inclusion Council (the “Council”) chaired by our CEO. The Council implemented a strategy under which diversity, equity and inclusion efforts are focused on strengthening our workforce, workplace, and community pillars. These pillars serve as a foundation for continually building and fostering an inclusive culture.

A vital part of that inclusive culture is our support for Employee Resource Groups (“ERGs”). These voluntary, employee-led groups work to foster a more welcoming workplace by uniting people with common interests, identities, or backgrounds. ERGs play a key role in shaping our culture, offering insight to leadership, building cross-functional relationships, and ensuring that all voices are recognized and empowered across the organization.

Available Information

We are headquartered in Columbus, Ohio and maintain a website at https://www.worthingtonsteel.com. Information contained on our website is not incorporated into this document. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports and other information about us are available free of charge through our website as soon as reasonably practicable after those documents are electronically filed with, or furnished to, the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. Reference in this Form 10-K to our website and the SEC’s website is an inactive text reference only.

Item 1A. — Risk Factors

Summary of Risk Factors

We and our shareholders are subject to a number of risks, including risks related to our business operations, risks related to the Kloeckner Acquisition, risks related to owning our common shares and other general risks. The following is a summary of the material risks we and our shareholders face and is not exhaustive. Please read the full “Risk Factors” discussion that follows this summary carefully for a more thorough description of these and other risks.

Risks Related to Our Business

•
Our net sales are heavily concentrated in the automotive and construction end markets;
•
Financial difficulties and bankruptcy filings by our customers;
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
•
The cyclical nature of our key end markets;
•
Significant reductions in sales to our automotive-related customers;
•
Strikes against Ford Motor Company, General Motors Company, and Stellantis N.V. (collectively, the “Detroit Three” automakers);
•
The closing, idling or relocation of our customers’ facilities;
•
Strikes, work stoppages or other labor disruptions affecting our suppliers;
•
The closing or idling of our suppliers’ manufacturing facilities;
•
Sales conflicts with our customers and/or suppliers;
•
The loss of key supplier relationships;
•
Increased competition may impact demand and pricing of our products;
•
Impact of material substitution;
•
Increases in freight and energy costs;
•
The lack of availability of freight services;
•
Public health emergencies;
•
The length, impact and outcome of the Russia and Ukraine conflict;
•
The length, impact and outcome of the conflict between the United States, Israel, and Iran;
•
Information system security risks, security breaches of our information systems and systems integration issues;
•
Impact of and associated costs to prevent cyber security threats;
•
Impact of AI technologies;
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
•
Higher borrowing costs, less available capital, more stringent terms and tighter covenants under our debt agreements;
•
Impact of future performance not meeting or exceeding guidance about anticipated future performance;
•
Impact of legal proceedings or investigations;
•
Adverse claims experience, to the extent not covered by insurance;
•
Actual accounting and tax-related results differing materially from required estimates;
•
The principal shareholder of Worthington Steel may have the ability to exert significant influence in matters requiring a shareholder vote and could delay, deter or prevent a change in control of Worthington Steel;

•
The loss of, or inability to attract and retain, qualified personnel;
•
The loss of senior management or other key employees;
•
Failure to realize expected benefits from cost reduction efforts;
•
Costs related to environmental and health and safety matters;
•
Operations have historically been subject to seasonal fluctuations that may impact our cash flows for a particular period; and
•
Failure to realize expected benefits from transformation efforts.

Risks Related to the Kloeckner Acquisition

•
Restrictions on our interactions with Kloeckner may delay or limit the implementation of our integration strategy and could adversely impact our results of operations;
•
If a Domination and Profit and Loss Transfer Agreement (“DPLTA”) is executed and becomes effective, we will be subject to ongoing financial obligations to Kloeckner and its minority shareholders that could adversely affect our business, financial condition, results of operations or cash flows;
•
Failure to successfully integrate our business and Kloeckner’s business in the expected timeframe may adversely affect our future results;
•
We must continue to retain, recruit and motivate executives and other key employees, and failure to do so could negatively affect us;
•
The Kloeckner Acquisition may limit our financial flexibility and increase our interest expense; and
•
Litigation or appraisal proceedings relating to the Kloeckner Acquisition and/or any DPLTA, including proceedings concerning the adequacy of compensation to minority shareholders, may result in management distraction or financial exposure.

Risks Related to the Separation and Our Relationship with the Former Parent

•
We might not be able to engage in certain transactions and equity issuances following the distribution.

Risks Related to Owning Our Common Shares

•
The price of our common shares has fluctuated significantly and may continue to fluctuate significantly;
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
•
The U.S. federal government tariffs on certain foreign goods, including on certain steel products; and
•
Future impairment charges.

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

Risks Related to Our Business

Economic or Industry Downturns and Weakness

Our net sales are heavily concentrated in the automotive and construction end markets, and a decline in those end markets may have an adverse impact on our results of operations and cash flows. The automotive and construction industries account for approximately 55.0% and 10.0%, respectively, of our net sales, and reduced demand from these industries could adversely affect our business. An overall downturn in the general economy and/or in the countries in which we conduct business, a disruption in capital and credit markets, persistent inflation, elevated or volatile interest rates, fluctuations in industrial production, high unemployment, reduced consumer confidence or other factors could cause reductions in demand from our end markets in general and, in particular, the automotive and construction end markets. In addition, changes in customer inventory levels, sourcing strategies, build schedules or purchasing patterns may cause demand for our products to fluctuate in ways that are difficult to predict. If demand for the products we sell to the end markets which we supply were to be reduced, our financial results and cash flows could be negatively affected.

Financial difficulties and bankruptcy filings by our customers could have an adverse impact on our business. In past years, some customers have experienced, and some continue to experience, challenging financial conditions, whether due to macroeconomic uncertainty, inflationary pressures, elevated borrowing costs, supply chain disruptions, geopolitical instability, increased competition, or otherwise. The financial difficulties of certain customers and/or their failure to obtain credit or otherwise improve their overall financial condition could result in changes within the markets we serve, including plant closings, decreased production, reduced demand, changes in product mix, unfavorable changes in the prices, terms or conditions we are able to obtain and other changes that may result in decreased purchases from us and otherwise negatively impact our business. These conditions also increase the risk that our customers may delay or default on their payment obligations to us. If the general economy or any of our markets decline, the risk of bankruptcy filings by and financial difficulties of our customers may increase. While we have taken and will continue to take steps intended to mitigate the impact of financial difficulties and potential bankruptcy filings by our customers, these matters could have a negative impact on our business.

Raw Material Pricing and Availability

Our operating results may be adversely affected by continued volatility in steel prices. Over the past few years, we have experienced volatility in steel prices due to supplier consolidation, changing global supply and demand dynamics, trade policy developments, capacity rationalization and macroeconomic conditions. If steel or other raw material prices were to decrease, competitive conditions or contractual obligations may impact how quickly we must reduce our prices to our customers, and we could be forced to use higher-priced raw materials on hand to complete orders for which the selling prices have decreased, which results in inventory holding losses. Decreasing steel prices could also require us to write-down the value of our inventory to reflect current net realizable value.

Our operating results may be affected by fluctuations in raw material prices and our ability to pass on increases in raw material costs to our customers. Our principal raw material is flat-rolled steel, which we purchase from multiple primary steel producers. The steel industry as a whole has been cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. These factors include general economic conditions, domestic and worldwide supply and demand, persistent inflation, the influence of hedge funds and other investment funds participating in commodity markets, curtailed production from major suppliers due to factors such as the closing or idling of facilities, public health emergencies, international conflicts, accidents or equipment breakdowns, repairs or catastrophic events, labor costs, shortages, strikes or other problems, competition, new laws and regulations, import duties, tariffs, energy costs, availability and cost of steel inputs (e.g., ore, scrap, coke and energy), foreign currency exchange rates and other factors described in the immediately following paragraph. This volatility, as well as any increases in raw material costs, could significantly affect our steel costs and adversely impact our financial results. To manage our exposure to market risk, where possible, we match our customer pricing terms to the pricing terms offered to us by our suppliers in order to minimize the impact of market fluctuations on our margins. However, should our suppliers increase the prices of our critical raw materials, we may not have alternative sources of supply. In addition, in an environment of increasing prices for steel and other raw materials, competitive conditions or contractual obligations may impact how much of the price increases we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to our customers, our financial results could be adversely affected.

The costs of manufacturing our products and/or our ability to meet our customers’ demands could be negatively impacted if we experience interruptions in deliveries of needed raw materials or supplies. If, for any reason, our supply of flat-rolled steel (including electrical steel) or other key raw materials, such as zinc, or other supplies is curtailed or we are otherwise unable to obtain the quantities we need at competitive prices, our business could suffer and our financial results could be adversely affected. Such interruptions could result from a number of factors, including a shortage of capacity in the supplier base of raw materials, energy or the inputs needed to make steel or other supplies, a failure of suppliers to fulfill their supply or delivery obligations, financial difficulties of suppliers resulting in the closing or idling of supplier facilities, transportation or logistics disruptions, significant weather events, those factors listed in the immediately preceding paragraph or other factors beyond our control. Further, the number of domestic suppliers has decreased in recent years due to industry consolidation and the financial difficulties of certain suppliers, and this consolidation may continue.

An increase in the spread between the price of steel and steel scrap prices can have a negative impact on our margins. No matter how efficient, our operations, which use steel as a raw material, create some amount of scrap. The expected price of scrap compared to the price of the steel raw material is factored into pricing. Generally, as the price of steel increases, the price of scrap increases by a similar amount. When increases in scrap prices do not keep pace with the increases in the price of the steel raw material, due to market dislocations or changes in supply and demand dynamics, it can have a negative impact on our margins.

Excess Capacity and Over-Production by Foreign Steel Producers or Decreases in Tariffs

Global steel-making capacity may exceed demand for steel products in some regions around the world. Rather than reducing employment by rationalizing capacity with consumption, we believe steel manufacturers in certain countries, sometimes supported by government subsidies or other incentives, have periodically exported steel at prices which may not reflect their costs of production or capital. Excessive imports of steel into the U.S. have exerted, and may continue to exert, downward pressure on U.S. steel prices.

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

On June 3, 2025, President Trump elevated these tariffs under Section 232 once again by signing a proclamation doubling the steel and aluminum duties to 50%, effective June 4, 2025. This escalation applies broadly to origin-based tariffs (steel, aluminum and derivatives), closes previously negotiated quotas and carve-outs (subject to limited U.K. exceptions until July 9, 2025), and eliminates stacking exceptions with other reciprocal tariffs. On April 6, 2026, U.S. Customs and Border Protection announced implementation changes to Section 232 collection, including application to the full customs value and refinements to how derivative products are treated. These measures have increased the total landed cost of imported metals and have contributed to heightened price volatility in the domestic market.

We expect that these tariffs, while in effect, will discourage steel imports from non-exempt countries. If these or other tariffs or duties expire or if others are relaxed or repealed, or if relatively higher U.S. metal prices make it attractive for foreign metal producers to export their products to the U.S., despite the presence of duties or tariffs, the resurgence of substantial imports of foreign metal could create downward pressure on U.S. metal prices. If the Section 232 measures are removed or substantially lessened, whether through legal challenge, legislation, executive action or otherwise, imports of foreign metals could increase and metal prices in the U.S. could fall, which could materially adversely affect our financial results.

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

There also has been stakeholder focus, including by governmental authorities, investors, customers, media and nongovernmental organizations, on environmental sustainability matters, such as climate change, the reduction of greenhouse gases and water consumption. Legislative, regulatory or other efforts to combat climate change or other environmental concerns could result in future increases in taxes, restrictions on or increases in the costs of supplies, transportation and utilities, any of which could increase our operating costs, and necessitate future investments in facilities and equipment. Further, our customers may impose emissions reduction or other environmental standards and requirements. As a result, we may experience increased compliance burdens and the sourcing of our products may be adversely affected. These risks also include the increased pressure to make commitments, set targets, or establish additional goals to take actions to meet them, which could expose us to market, operational, execution and reputational costs or risks. Emerging regulatory frameworks, including carbon pricing mechanisms and border adjustment measures in jurisdictions in which we operate, into which we export, or purchase components and raw materials may affect the competitiveness of our products and increase administrative and compliance complexity.

Developing and acting on initiatives within the scope of social and environmental sustainability, and collecting, measuring and reporting environmental sustainability-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards. Further, statements about our social and environmental sustainability-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. If our social and environmental sustainability-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of social and environmental sustainability on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected. Changing market dynamics, global policy developments, customer decarbonization expectations, and the increasing frequency or severity of extreme weather events affecting critical infrastructure may disrupt our operations, our supply chain, the operations of our customers or suppliers, or increase the costs required to maintain or resume operations.

Inventories

Our business could be harmed if we fail to maintain proper inventory levels. We are required to maintain sufficient inventories to accommodate the needs of our customers including, in many cases, short lead times and just-in-time delivery requirements. Although we typically have customer orders in hand prior to placement of our raw material orders, we anticipate and forecast customer demand. We purchase raw materials on a regular basis in an effort to maintain our inventory at levels that we believe are sufficient to satisfy the anticipated needs of our customers based upon orders, customer volume expectations, historic buying practices and market conditions. Inventory levels in excess of customer demand may result in the use of higher-priced inventory to fill orders reflecting lower selling prices, if raw material prices have significantly decreased. For example, if steel prices decrease, we could be forced to use higher-priced steel than on hand to complete orders for which the selling price has decreased. These events could adversely affect our financial results. Conversely, if we underestimate demand for our products or if our suppliers fail to supply a sufficient quantity of quality products in a timely manner, we may experience inventory shortages. Inventory shortages could result in unfilled orders, negatively impacting our customer relationships and resulting in lost revenues, which could harm our business and adversely affect our financial results.

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

We are unable to predict the duration of the current economic conditions or the magnitude or timing of changes in economic activities, which could adversely affect our customers and, in turn, our business. Our business depends on demand from customers across various end markets, including automotive, construction, and manufacturing. Demand in these markets can be impacted by changes in domestic and global economic conditions, supply chain disruptions, or shifts in trade policy, including the imposition of or changes to tariffs and trade barriers. Recent escalations in U.S. trade measures—including the reinstatement and increase of tariffs under Section 232—have led to heightened uncertainty in customer sourcing strategies, build schedules, and order patterns, particularly in the automotive sector. This uncertainty has made it difficult to anticipate future customer requirements, which could result in fluctuations in our volumes, operating rates, and financial performance. The magnitude, timing and duration of these economic and policy-driven shifts are uncertain and could continue to adversely affect our results of operations, cash flows and financial condition. While we monitor market developments, the pace, timing, and extent of economic improvement remains uncertain and are outside of our control.

Significant reductions in sales to any of the Detroit Three automakers, or to our automotive-related customers in general, could have a negative impact on our business. For fiscal 2026, approximately 55% of our net sales were to automotive-related customers. Although we do sell to the domestic operations of foreign automakers and their suppliers, a significant portion of our automotive sales are to the Detroit Three automakers and their suppliers. A reduction in sales for any of the Detroit Three automakers, as well as additional or prolonged idling of production facilities in response to supply chain constraints, has negatively impacted and could continue to negatively impact our business. In addition, some automakers have begun using greater amounts of aluminum and smaller proportions of steel in some new models, thereby reducing the demand for certain of our products.

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

The closing, idling or relocation of our customers’ facilities could adversely affect us. Our ability to meet delivery requirements and the overall cost of our products as delivered to customer facilities are important competitive factors. If customers close or move their production facilities further away from our manufacturing facilities that supply them, it could have an adverse effect on our ability to meet competitive conditions, which could result in the loss of sales. Likewise, if customers move their production facilities outside the U.S., it could result in the loss of potential sales for us. If customers idle their facilities, it may reduce or delay our sales, resulting in a negative impact on our results of operations and financial condition.

Strikes, work stoppages or other labor disruptions affecting steel mills or other suppliers could have material adverse effects on our business. Certain collective bargaining agreements covering employees represented by the United Steelworkers (“USW”) at several steel mill suppliers expire on September 1, 2026, and these suppliers and the USW may not reach successor agreements before the current agreements expire. Any resulting strike, work stoppage, or other labor disruption could reduce or delay the production and delivery of steel to us, increase our raw material costs, or require us to obtain steel from alternative sources, which may not be available in sufficient quantities, on acceptable terms or in time to meet our production requirements and customer delivery schedules. The duration and scope of any such disruption, as well as the corresponding impact on our business, financial position, results of operations and cash flows, are impossible to predict and will depend on factors beyond our control, including our ability to obtain steel from alternative suppliers.

The closing, idling or relocation of our suppliers’ manufacturing facilities could have a negative impact on us. If delivery from a supplier is disrupted, particularly with respect to certain types of specialty steel, it may be more difficult to obtain an alternate supply than in the past. These closures and disruptions could also have an adverse effect on our suppliers’ on-time delivery performance, which could have an adverse effect on our ability to meet our own delivery commitments and may have other adverse effects on our business. If suppliers relocate their manufacturing facilities farther from our locations, it may result in increased costs to us and/or reduced availability of key supplies which could have a negative impact on our results of operations and financial condition.

Sales conflicts with our customers and/or suppliers may adversely impact us. In some instances, we may compete with one or more of our customers and/or suppliers in pursuing the same business. Such conflicts may strain our relationships with the parties involved, which could adversely affect our future business with them.

The loss of key supplier relationships could adversely affect us. Over the years, we have developed relationships with certain steel and other suppliers which have been beneficial to us by providing more assured delivery and a more favorable all-in cost. If any of those relationships were disrupted, it could have an adverse effect on delivery times and the overall cost, quality and availability of our products or raw materials, which could have a negative impact on our business. In addition, we do not have long-term contracts with any of our suppliers. If we are unable to obtain sufficient amounts of steel and other materials at competitive prices and on a timely basis from our traditional suppliers, we may be unable to obtain these materials from alternative sources at competitive prices to meet our delivery schedules, which could have a material adverse impact on our results of operations. In certain cases, the number of available suppliers for specific products or grades may be limited, which could increase our exposure to supply disruptions or pricing pressure. We rely on suppliers for certain product specifications and quality certifications, and any failure of supplied materials to meet required specifications could adversely affect our business. If materials supplied to us do not conform to applicable specifications or customer requirements, we could experience production delays, customer claims, reputational harm or increased costs.

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

Competition

Our business is highly competitive, and increased competition may cause decreased demand, decreased market share and/or reduced prices for our products and services and could negatively impact our financial results. Generally, the markets in which we conduct business are highly competitive. Our competitors include a variety of domestic and foreign companies in all major markets. Competition for most of our products is primarily on the basis of price, product quality and our ability to meet delivery requirements. Competition may also be affected by inventory availability, customer service, processing capabilities, technology adoption and the ability to respond quickly to changing customer requirements. Our business has been subject to increasing consolidation of suppliers. Depending on a variety of factors, including raw material, energy, labor and capital costs, freight availability and government subsidies of foreign steel producers or competitors, our business may be materially adversely affected by competitive forces. Competition may also increase if suppliers to or customers in the steel industry begin to more directly compete with our business through new facilities, acquisitions or otherwise. As noted above, we may have conflicts with our customers or suppliers who, in some cases, supply the same products and services as we do. Competitors may adopt new technologies, automation or production methods that could improve their cost structure or product offerings relative to ours. Increased competition could cause us to lose market share, increase expenditures, lower our margins or offer additional services at a higher cost to us, which could adversely impact our financial results.

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

Freight and Energy

Increasing freight and energy costs could increase our operating costs or the costs of our suppliers, who may seek to pass those increased costs on to us, all of which could have an adverse effect on our financial results. The availability and cost of freight and energy, such as electricity, natural gas and diesel fuel, are important in the manufacture and transport of our supplies and products. Our operations consume substantial amounts of energy, and our operating costs generally increase when energy costs rise. Factors that may affect our energy costs include significant increases in fuel, oil or natural gas prices, unavailability of electrical power or other energy sources due to droughts, hurricanes or other natural causes or due to shortages resulting from insufficient supplies to serve customers, or interruptions in energy supplies due to equipment failure, international conflict or other causes. Increased electricity demand, including demand related to electrification of the economy, industrial growth or significant new power users such as data centers, could contribute to higher utility rates, increased infrastructure costs or constraints on available power. During periods of increasing energy and freight costs, we may be unable to fully recover our operating cost increases or the increases in the costs of our supplies through price increases to our customers without reducing demand for our products. Our financial results could be adversely affected if we are unable to pass all of the cost increases on to our customers or if we are unable to obtain the necessary freight and/or energy. Also, increasing energy costs could put a strain on the transportation of our materials and products if the increased costs force certain transporters to discontinue their operations.

We depend on third parties for freight services and increases in the cost or the lack of availability of freight services can adversely affect our operations. We rely primarily on third parties for transportation of our products as well as delivery of our raw materials, primarily by truck. If, due to a lack of freight services, raw materials or supplies are not delivered to us in a timely manner, we may be unable to manufacture and deliver our products to meet customer demand. Likewise, if due to a lack of freight services, we cannot deliver our products in a timely manner, it could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our results of operations. In addition, any increase in the cost of the transportation of raw materials or our products, as a result of increases in fuel or labor costs, higher demand for logistics services, international conflict or otherwise, may adversely affect our results of operations as we may not be able to pass such cost increases on to our customers. Disruptions in transportation networks, including capacity constraints, labor shortages or regulatory changes, could further impact the availability and cost of freight services.

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

We do not conduct business, either directly or indirectly, in areas materially impacted by the conflict and, as such, we believe our exposure is primarily indirect, including impacts on macroeconomic conditions, commodity and energy prices, and global supply chains. However, the scope, duration and severity of the conflict remain uncertain, and its indirect effects on global markets, supply chains and input costs may continue to adversely affect our business.

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

Information Systems and Cybersecurity

We are subject to information system security risks and systems integration issues that could disrupt our operations. We are dependent upon information technology and networks in connection with a variety of business activities, including the distribution of information internally and to our customers and suppliers. These systems may include information technology and operational technology systems used to support business processes, production activities, inventory management, financial reporting and communications. This information technology is subject to potential damage or interruption from a variety of sources, including, without limitation, systems failures, computer viruses, security breaches, technology obsolescence, and natural disasters. We rely on third-party service providers and cloud-based systems, which may increase our exposure to cybersecurity and operational risks outside of our direct control. We could also be adversely affected by system or network disruptions if new or upgraded business management systems are defective, not installed properly or not properly integrated into operations.

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

As cybersecurity threats continue to increase in frequency, sophistication, and scale, especially through the use of AI, we may be required to incur significant costs and invest additional resources to protect against and, if required, remediate the damage caused by such disruptions or system failures in the future. Threat actors may use AI-enhanced techniques, and may also attempt to exploit vulnerabilities introduced through third-party software, cloud-based services, vendor software updates or other software supply chain compromises. The potential consequences of a material cybersecurity attack include reputational damage, investigations and/or adverse proceedings with regulators and enforcement agencies, litigation with third parties, disruption to our systems (including production capabilities), unauthorized release of confidential, personally identifiable or otherwise protected information, corruption of data, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness, results of operations and financial condition. Insurance coverage for cyberattacks may become unavailable, may not cover the types of losses we may incur, and may be inadequate in amount to cover liabilities resulting from a cyberattack. Refer to Item 1C: “Cybersecurity” for further information on our Cybersecurity processes, policies, and programs.

Artificial Intelligence Technologies and Machine Learning

We have begun using commercially available AI technologies to enhance productivity and support internal human in the loop decision-making. We are not engaged in high-risk or autonomous AI systems that materially influence customer-facing decisions or critical infrastructure. As we continue to evaluate and expand these tools across our workforce, their use presents a number of risks and uncertainties.

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

We have developed AI enterprise governance structure, along with a Technology Governance Committee and a Data Asset and Information Management program, to help ensure responsible, secure, and ethical use of AI and data assets across the business.

Business Disruptions

Disruptions to our business or the business of our customers or suppliers could adversely impact our operations and financial results. Business disruptions, including delayed or insufficient materials resulting from shortages of supply or transportation, severe weather events (such as hurricanes, tsunamis, earthquakes, tornados, floods, droughts and blizzards), casualty events (such as explosions, fires or material equipment breakdown), acts of terrorism, international conflicts, labor disruptions, equipment failures, the idling of facilities due to reduced demand (resulting from a downturn in economic activity or otherwise), public health emergencies or other health crises, or other events, could cause interruptions to our business as well as the operations of our customers and suppliers. Additionally, unexpected extended equipment downtime on certain of our plants’ specialized equipment, including galvanizing lines and presses, could cause interruptions to our ability to meet customer requirements. Long lead times for replacement parts, specialized equipment or critical spares could extend the duration or cost of any such disruption. While we maintain insurance coverage that may offset some losses relating to certain types of these events, losses from business disruptions could have an adverse effect on our operations and financial results, and we could be adversely impacted to the extent any such losses are not covered by insurance or cause some other adverse impact to us.

Foreign Operations

Economic, political and other risks associated with foreign operations could adversely affect our financial results. Although the substantial majority of our business activity takes place in the U.S., we derive a portion of our revenues and earnings from operations in foreign countries, which is expected to increase with our investment in foreign locations. As a result, we are subject to risks associated with doing business internationally. The risks of doing business in foreign countries include, among other factors: the potential for adverse changes in the local political climate, in diplomatic relations between foreign countries and the U.S. or in government policies, laws or regulations; international conflicts; terrorist activity that may cause social disruption; logistical and communications challenges; costs of complying with a variety of laws and regulations; difficulty in staffing and managing geographically diverse operations; deterioration of foreign economic conditions; inflation and fluctuations in interest rates; foreign currency exchange rate fluctuations; foreign exchange restrictions; differing local business practices and cultural considerations; restrictions on imports and exports or sources of supply, including energy and raw materials; changes in duties, quotas, tariffs, taxes or other protectionist measures; and potential issues related to matters covered by the Foreign Corrupt Practices Act, regulations related to import/export controls, the Office of Foreign Assets Control sanctions program, anti-boycott provisions or similar laws. We believe that our business activities outside of the U.S. involve a higher degree of risk than our domestic activities, and any one or more of these factors could adversely affect our operating results and financial condition. Evolving regulatory requirements, including environmental and data privacy regulations in foreign jurisdictions, may increase compliance costs and operational complexity. Global and regional economic conditions and the volatility of worldwide capital and credit markets have significantly impacted and may continue to significantly impact our foreign customers and markets. These factors may result in decreased demand in our foreign operations. To the extent we hold equity investments in foreign entities or markets, these risks may also impact the value and performance of such investments. Refer to the “Economic or Industry Downturns and Weakness” risk factors herein for additional information concerning the impact of the global economic conditions and the volatility of capital and credit markets on our business.

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

Acquisitions and Equity Investments

We may be unable to successfully consummate, manage or integrate our acquisitions or other equity investments or our acquisitions and investments may not meet our expectations. We may from time to time seek attractive opportunities to acquire businesses, enter into joint ventures and make other investments that are complementary to our existing strengths. There are no assurances, however, that any acquisition or investment opportunities will arise or, if they do, that they will be consummated, or that any needed additional financing for such opportunities will be available on satisfactory terms when required. In addition, acquisitions and investments involve risks that the businesses acquired or in which we invest will not perform in accordance with our expectations, that business judgments concerning the value, strengths and weaknesses of businesses will prove incorrect, that we may assume unknown liabilities from the seller, that the businesses may not be integrated successfully and that the acquisitions and investments may strain our management resources or divert management’s attention from other business concerns. Integration efforts may also be more complex and costly than anticipated, particularly for cross-border transactions or those involving differing regulatory frameworks or business practices. Costs and investments in excess of our expectations may be required to implement necessary compliance processes and related systems, including IT systems, accounting systems and internal controls over financial reporting.

International acquisitions and investments may present unique challenges and increase our exposure to the risks associated with foreign operations and countries. Also, failure to successfully integrate any of our acquisitions may cause significant operating inefficiencies and could adversely affect our operations and financial condition. Even if the operations of an acquisition are integrated successfully, we may fail to realize the anticipated benefits of the acquisition, including the synergies, cost savings or growth opportunities that we expect. These benefits may not be achieved within the anticipated timeframe, or at all. Failing to realize the benefits anticipated from an acquisition or investment could have a material adverse effect on our financial condition and results of operations. We may also fail to identify all risks, liabilities or control deficiencies during due diligence, including those related to environmental matters, tax positions, regulatory compliance, cybersecurity, accounting practices or internal controls.

Our investments in equity securities, including those in publicly and privately held companies in which we do not have a controlling interest or significant influence, may be subject to market price volatility, limited liquidity, and valuation uncertainty. Changes in the fair value of equity securities with readily determinable fair values, as well as impairments or observable price adjustments for equity securities without readily determinable fair values, are recognized in net earnings and may introduce increased volatility in our results of operations and financial condition.

Capital Expenditures and Capital Resources

Our business requires capital investment and maintenance expenditures, and our capital resources may not be adequate to provide for all of our cash requirements. Many of our operations are capital intensive. For the fiscal year ended May 31, 2026, our total capital expenditures were approximately $121.2 million. Additionally, as of May 31, 2026, we were obligated under lease agreements to make aggregate operating lease payments of $106.8 million and finance lease payments of $8.7 million. Our business also requires expenditures for maintenance of our facilities. Given the potential for challenges, uncertainty and volatility in the domestic and global economies and financial markets, there can be no assurance that our capital resources will be adequate to provide for all of our cash requirements. Our capital allocation decisions, including investments in capacity expansion, acquisitions and equity securities, may not achieve expected returns and could adversely affect our financial condition.

Our significant strategic capital investments may not achieve their intended return on investment, which could adversely affect our financial condition and results of operations. We have committed and deployed significant capital to strategic growth initiatives, including large-scale plant expansions in Mexico and Canada. These projects are intended to increase our processing capacity and support anticipated growth in markets such as electrical steel. The successful performance of these investments depends on achieving the anticipated customer demand to support profitable utilization of these new facilities. There can be no assurance that market demand will materialize at levels sufficient to support the expected volumes, margins, or timing necessary to achieve our internal forecasts. The cost or time required to implement strategic or sustaining capital projects may also prove to be greater than originally anticipated due to supply chain issues, labor availability, permitting delays, funding constraints, changes in project scope, equipment lead times or other factors beyond our control. If we are unable to secure sufficient customer orders or if demand for our products grows at a slower rate than expected, the newly expanded capacity may be underutilized. This could result in a lower-than-expected return on investment, adversely impacting our profitability and potentially reducing the effectiveness of our capital allocation strategy.

Capital Structure

Increased leverage and borrowing rates could adversely impact our business and results of operations. On June 1, 2026, we incurred indebtedness in the form of (1) 2033 Notes, which mature June 1, 2033, and (2) Term Loans under the Term Loan Facility. We may also incur additional indebtedness in the future. The terms of our debt restrict but do not prohibit us from doing so, and the indebtedness incurred in compliance with these restrictions could be substantial. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

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

While we expect to utilize our Revolving Credit Facility for certain growth initiatives, larger-scale opportunities may require access to alternative funding sources, which could be difficult. We expect to finance our growth initiatives through borrowings under our 2031 Revolving Credit Facility, which was entered into on June 25, 2026, and matures on June 25, 2031, and that replaced the Revolving Credit Facility, which was paid off and terminated June 25, 2026. However, our 2031 Revolving Credit Facility may not be sufficient or available to finance our growth initiatives, and we may have to find additional sources of financing in addition to the Notes and Term Loans and existing indebtedness. It may be difficult for us in the future to obtain the necessary funds and liquidity on terms acceptable to us, or at all, to run and expand our business.

Because the Revolving Credit Facility, Term Loans, certain Sitem Group Loans, and BDC Loan bear interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases. An increase in interest rates would increase our interest expense on the Revolving Credit Facility, Term Loans, certain Sitem Group Loans, and BDC Loan. If interest rates rise in the future, we could be unable to service our debt, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Difficult Financial Markets

If we are required to raise capital in the future, we could face higher borrowing costs, less available capital, more stringent terms and tighter covenants or, in extreme conditions, an inability to raise capital. Although we currently have cash reserves, as well as adequate borrowing availability for our existing business under our 2031 Revolving Credit Facility and should be able to access other capital if needed, should those facilities become unavailable due to covenant or other defaults, or should financial markets tighten so that we otherwise cannot raise capital outside our existing facilities, or the terms under which we do so change, we may be negatively impacted. Any adverse change in our access to capital or the terms of our borrowings, including increased costs, could have a negative impact on our financial condition.

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

Accounting and Tax-Related Estimates

We are required to make accounting and tax-related estimates, assumptions and judgments in preparing our combined financial statements, and actual results may differ materially from the estimates, assumptions and judgments that we use. In preparing our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”), we are required to make certain estimates and assumptions that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain information that is used in the preparation of our combined financial statements is dependent on future events or cannot be calculated with a high degree of precision from data available to us. In some cases, these estimates and assumptions are particularly difficult to determine and we must exercise significant judgment. Some of the estimates, assumptions and judgments having the greatest amount of uncertainty, subjectivity and complexity are related to our accounting for bad debts, returns and allowances, inventory, self-insurance reserves, derivatives, stock-based compensation, deferred tax assets and liabilities and asset impairments. Our actual results may differ materially from the estimates, assumptions and judgments that we use, which could have a material adverse effect on our financial condition and results of operations.

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

The loss of senior management or other key employees, or failure to implement effective succession planning strategies, may have a material adverse impact on our business. We cannot assure that we will be able to retain our existing senior management personnel or other key employees or attract additional qualified personnel when needed. The loss of any member of our management team could adversely impact our business and operations. We have not entered into any formal employment agreements or other stand-alone change in control provisions with our executive officers. However, we do have certain change in control provisions in our various compensation plans. We may modify our management structure from time to time or reduce our overall workforce, which may create marketing, operational and other business risks. If we lose members of our management team or other key employees and fail to implement effective succession plans, our business and results of operations may be negatively impacted.

We may not realize the expected benefits of headcount reductions, facility closures or other cost reduction efforts. We may from time to time take actions intended to reduce costs, improve efficiency or better align our operations with customer demand, including headcount reductions, facility closures, consolidations or other restructuring or cost reduction initiatives. These actions may not result in the anticipated expense reductions, operating efficiencies or other benefits within the expected timeframe, or at all, and may result in additional costs. In addition, such actions could adversely affect employee morale, our ability to attract and retain qualified personnel, customer service levels or our ability to respond to future demand, any of which could adversely affect our business, financial condition and results of operations.

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

Our safety performance may adversely affect our business, results of operations and reputation. Over time, we and predecessor operators of our facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Environmental liabilities, including cleanup obligations, could exist at our facilities or at off-site locations where materials from our operations were disposed of or at facilities we have divested, which could result in future expenditures that cannot be currently quantified and which could reduce our profits and cash flow. We may be held strictly liable for any contamination of these sites, and the amount of any such liability could be material. Under the joint and several liability principle of certain environmental laws, we may be held liable for all remediation costs at a particular site, even with respect to contamination for which we are not responsible. In addition, changes in environmental and human health and safety laws, rules, regulations or enforcement policies could have a material adverse effect on our business, financial condition or results of operations.

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

Transformation

We may not realize the expected benefits of our strategic, operational, technology or other business initiatives. We may from time to time undertake initiatives intended to improve our performance, efficiency, competitiveness, systems, processes, cost structure, inventory management, sourcing, supply chain or customer service. These initiatives may require significant management attention, capital expenditures, technology investments or other resources, and may not achieve the anticipated benefits within the expected timeframe, or at all. Implementation of these initiatives could result in unexpected costs, operational disruption, changes to our business processes or distraction of management and employees, any of which could adversely affect our business, financial condition and results of operations.

Risks Related to the Kloeckner Acquisition

Restrictions on our interactions with Kloeckner may delay or limit the implementation of our integration strategy and could adversely impact our results of operations. On June 3, 2026, we completed the Kloeckner Acquisition and held approximately 60.9% of Kloeckner’s outstanding share capital. Through a subsequent transaction on June 15, 2026, we acquired an additional one million Kloeckner shares and now hold approximately 61.9% of Kloeckner’s outstanding share capital. As a result, there remain minority Kloeckner shareholders that did not tender their Kloeckner shares in connection with the original takeover offer. On July 15, 2026, we launched a public delisting tender offer for all outstanding Kloeckner shares not already held by us at a price of €11.00 per share. The delisting tender offer is not subject to any closing conditions and does not include a minimum acceptance threshold; however, there can be no assurance as to how many Kloeckner shares, if any, will be tendered.

Under German law, we are subject to certain restrictions in our interactions with Kloeckner while minority shareholders continue to hold more than 10% of outstanding Kloeckner shares until and unless a DPLTA is established. On March 27, 2026, we informed Kloeckner about our firm intention to enter into a DPLTA, and Kloeckner published an ad hoc announcement to this effect on the same day. While we are confident that we will secure the required majority at the general meeting of Kloeckner shareholders to approve the DPLTA, unless and until a DPLTA is executed and becomes effective, we may not have control over the day-to-day operations of Kloeckner. However, we do anticipate having a controlling financial interest under GAAP accounting standards. These restrictions could limit the implementation of our strategy and may adversely impact our results of operations. There can be no assurance that a DPLTA will become effective.

If a DPLTA is executed and becomes effective, we will be subject to ongoing financial obligations to Kloeckner and its minority shareholders that could adversely affect our business, financial condition, results of operations or cash flows. If a DPLTA is executed and becomes effective, under the applicable provisions of the German Stock Corporation Act, we would be obligated to compensate any annual net loss of Kloeckner. Furthermore, each remaining minority Kloeckner shareholder would have the option to either:

•
remain a Kloeckner shareholder and receive annual recurring compensation as stipulated by the German Stock Corporation Act; or
•
receive adequate exit compensation in exchange for their Kloeckner shares, in accordance with the provisions of the German Stock Corporation Act.

Kloeckner shareholders choosing the first option may later elect the second option. Our obligation to pay annual recurring compensation could result in a continuous payment obligation that may be higher than the minimum dividends that would otherwise be distributed. Our obligation to, upon shareholder demand, provide adequate exit compensation in exchange for Kloeckner shares could require us to use significant cash or other financing resources and may be subject to appraisal proceedings that could result in higher payments than anticipated. There can be no assurance that, if a DPLTA becomes effective, the related obligations will not adversely affect our business, financial condition, results of operations or cash flows.

Failure to successfully integrate our business and Kloeckner’s business in the expected timeframe may adversely affect our future results. In January 2026, we entered into a business combination agreement (“BCA”) with Kloeckner and launched a voluntary public cash takeover offer with all outstanding Kloeckner shares at €11.00 per share. We entered into the BCA with the expectation that the Kloeckner Acquisition will result in various benefits, including certain cost savings, operational efficiencies or synergies, and an accretive effect on our earnings. To realize these anticipated benefits, our business and Kloeckner’s business must be successfully integrated. The integration may be complex and time-consuming and may require substantial resources and effort. Our management may face significant challenges in consolidating our operations and Kloeckner’s operations, integrating the two companies’ technologies, procedures, and policies, as well as addressing the different corporate cultures of the two companies. If the companies are not successfully integrated, the anticipated benefits of the Kloeckner Acquisition, including estimated cost, operations and commercial synergies and the timeline to realize such synergies, may not be realized fully or at all, or may take longer to realize than expected.

Additionally, our ability to realize anticipated benefits of the Kloeckner Acquisition could be affected by a number of other factors, including: the need for greater than expected cash or other financial resources or management time in order to integrate Kloeckner’s business; increases in other expenses related to the Kloeckner Acquisition, including restructuring costs; the timing and impact of purchase accounting adjustments; accounting for IFRS to GAAP adjustments; difficulties in employee or management integration; adverse tax impacts; the impact of appraisal proceedings in connection with the DPLTA; adverse tax impacts related to implementation of the DPLTA, or other unanticipated factors; and unanticipated liabilities associated with the Kloeckner Acquisition. Any potential cost-saving opportunities may take several years following the Kloeckner Acquisition to implement, and any results of these actions may not be realized for several years thereafter, if at all. Until and unless the DPLTA becomes effective, we may not be able to realize any or all of the expected benefits of the Kloeckner Acquisition.

We must continue to retain, recruit and motivate executives and other key employees, and failure to do so could negatively affect us. The success of the Kloeckner Acquisition and our post-closing integration efforts depends, in part, on our ability to retain, recruit and motivate executives and other key employees for the benefits of the transaction to be fully realized. Our and Kloeckner’s employees may experience uncertainty about their future roles until, or even after, strategies regarding the Kloeckner Acquisition are announced and executed. Some of those employees may decide not to remain with us or Kloeckner as a result of the Kloeckner Acquisition. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, our business activities may be adversely affected, and management’s attention may be diverted from successfully integrating Kloeckner to hiring suitable replacements. The potential distractions related to the Kloeckner Acquisition may adversely affect our ability to keep executives and other key employees focused on business strategies and goals, to address other important personnel matters and to retain them at all. A failure by us or Kloeckner to attract, retain and motivate executives and other key employees could have a negative impact on our business and our financial results and operations.

The Kloeckner Acquisition may limit our financial flexibility and increase our interest expense. We funded the consideration for the Kloeckner Acquisition and related transaction costs with both U.S. Dollars and Euros with a combination of cash on hand and new debt financing, including the net proceeds from our previously announced notes offering and borrowing under our term loan. The new debt financing contains covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, or under certain situations, making capital expenditures or increasing dividends beyond current levels, which could limit our financial flexibility. Elevated levels of debt driven by the new debt financing may cause us to miss out on other opportunities to grow our business such as other acquisitions or capital projects. See “Risks Related to Our Business—Capital Structure” for more information on our debt financing.

Litigation or appraisal proceedings relating to the Kloeckner Acquisition and/or any DPLTA may result in management distraction or financial exposure. Lawsuits may be filed against us, our board of directors, Kloeckner, or other parties to the BCA, in connection with the Kloeckner Acquisition. In addition, if a DPLTA becomes effective, minority shareholders may initiate appraisal proceedings concerning the adequacy of the compensation or exit consideration offered to them under the DPLTA. While such appraisal proceedings would not affect the effectiveness of the DPLTA, they could result in higher payments than anticipated. The potential distractions and costs related to any such litigation or proceedings may divert management’s attention away from successfully integrating Kloeckner’s business with ours and could result in additional financial exposure.

Risk Related to the Separation and Our Relationship with the Former Parent

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

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common shares. These and other factors may cause the market price and demand for our common shares to fluctuate substantially, which may limit or prevent shareholders from readily selling our common shares and may otherwise negatively affect the liquidity of our common shares.

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

Volatility in the U.S. and worldwide capital and credit markets could negatively impact our end markets and result in reduced demand for our products, increased credit and collection risks and other adverse effects on our business. Inflation, elevated or volatile interest rates, stricter lending standards, geopolitical uncertainty and broader macroeconomic conditions may restrict access to capital or increase borrowing costs for us, our customers or our suppliers. If we, our customers or our suppliers are unable to access capital on acceptable terms, or at all, our ability to fund operations or growth initiatives, our suppliers’ ability to produce the materials we need, and our customers’ ability to purchase or timely pay for our products could be adversely affected. These conditions could adversely affect our business, financial condition and results of operations.

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

The Pillar Two Global Anti-Base Erosion rules issued by the Organization for Economic Cooperation and Development (“OECD”), a global policy forum, introduced a global minimum tax of 15% which would apply to multinational groups with consolidated financial statement revenue in excess of EUR 750 million. Nearly all OECD member jurisdictions have agreed in principle to adopt these provisions and numerous jurisdictions, including jurisdictions in which we operate, have enacted these rules effective January 1, 2024. However, the interpretation and application of these rules continue to evolve, and changes in guidance, enforcement or our facts and circumstances could affect our assessment. We will continue to monitor and refine our assessment as further guidance becomes available.

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

Changes in healthcare laws or regulations may increase our employee benefit costs or administrative burden and adversely affect our results of operations. We provide healthcare benefits to eligible employees and are subject to laws and regulations governing employer-sponsored health plans, including requirements related to coverage, reporting, taxes, fees, privacy and plan administration. Changes in these laws or regulations, or increases in healthcare costs generally, could increase our employee benefit costs. This could require additional administrative resources or otherwise adversely affect our results of operations. In addition, our ability to attract and retain qualified employees could be adversely affected if we are unable to continue offering competitive healthcare benefits at costs that are acceptable to us.

Changes to global data privacy laws and cross-border transfer requirements could adversely affect our business and operations. Our business depends on the transfer of data between our affiliated entities, to and from our business partners, and with third-party service providers, which may be subject to global data privacy laws and cross-border transfer restrictions. For example, the European Union has implemented the General Data Protection Regulation (“GDPR”), which contains numerous requirements that must be complied with in connection with how we handle personal data related to our European-based operations and individuals. A number of U.S. states have introduced and passed legislation to expand data breach notification rules and to establish or expand consumer privacy protections, including protections similar to certain requirements under GDPR. While we take steps to comply with applicable legal requirements, the volatility and changes to such laws may impact our ability to effectively transfer data in support of our business operations. Compliance with such laws, or other regulatory standards, could also increase our cost of doing business and/or force us to change our business practices in a manner adverse to our business. In addition, violations of such laws, or other privacy regulations, may result in significant fines, penalties and damage to our brands and businesses which could, individually or in the aggregate, materially harm our business and reputation.

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

Impairment Charges

Weakness or instability in the general economy, our markets or our results of operations could result in asset impairments, which would reduce our reported earnings and net worth. Economic conditions remain fragile in some markets and the possibility remains that the domestic or global economies, or certain industry sectors that are key to our sales, may deteriorate. If certain aspects of our operations are adversely affected by challenging economic and financial conditions, we may be required to record future impairments, including impairments or observable price adjustments related to equity securities, which would negatively impact our results of operations.

Item 1B. — Unresolved Staff Comments

None.

Item 1C. — Cybersecurity

Cybersecurity risk management is an integral part of our overall enterprise risk management program. Our cybersecurity risk management program is designed to provide a framework for assessing, identifying and managing cybersecurity threats and incidents, including threats and incidents associated with the use of services provided by third-party service providers, and to facilitate coordination across different departments of our company. Our processes include steps for assessing the severity of a cybersecurity threat, identifying the source of a cybersecurity threat including whether the cybersecurity threat is associated with a third-party service provider, implementing cybersecurity countermeasures and mitigation strategies and informing management and the Board of material cybersecurity threats and incidents. We engage third-party security experts for risk assessment and system enhancements. We deliver monthly security awareness training to employees, augmented by periodic role-specific modules and regular phishing simulation exercises to measure user susceptibility and inform further training.

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

Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes designed to ensure that such potential cybersecurity risk exposures are monitored, putting in place mitigation measures and maintaining cybersecurity programs. Management, including the Vice President and Chief Information Officer (“CIO”) and our Director of Cybersecurity, regularly updates the Audit Committee on our cybersecurity programs, which include cybersecurity risks and mitigation strategies, a third-party risk assessment program, vulnerability management, and on-going cybersecurity projects.

Our cybersecurity program is led by our Director of Cybersecurity, who provides regular reports to our CIO regarding cybersecurity risk, the effectiveness of the cybersecurity program, and significant cybersecurity incidents. The Director of Cybersecurity oversees our dedicated cybersecurity team, which is comprised of two Senior Security Engineers and two Security Analysts and is augmented by a 24/7 managed security services provider, all of whom actively manage and execute our efforts to prevent, detect, mitigate and remediate cybersecurity incidents. The Director of Cybersecurity has over 15 years of experience in cybersecurity, with demonstrated expertise in incident response, threat detection, vulnerability management, and third-party risk assessments. He holds advanced degrees in Information Technology Project Management and Network Security and maintains industry certifications including Certified Information Systems Security Professional (“CISSP”). The two Senior Security Engineers have 17 and 11 years of experience, respectively. Their areas of specialization include network security architecture, endpoint protection technologies, and operational technology security integration. Both Senior Security Engineers hold advanced certifications such as CISSP, Global Information Assurance Certification (“GIAC”) Response and Industrial Defense, and GIAC Critical Infrastructure Protection. The two Security Analysts bring four and five years of experience, respectively. Each Security Analyst holds a bachelor of science degree in Computer Science and maintains industry certifications including CompTIA Security+ (SEC+). Their responsibilities include real-time security monitoring, phishing simulation campaigns, and user awareness support. Collectively, the cybersecurity team brings 53 years of combined experience and is actively engaged in ongoing professional development to remain current with emerging cyber threats, technologies, and regulatory requirements.

In fiscal 2026, we did not identify any cybersecurity threats, including as a result of any previous cybersecurity incidents, that materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, nor provide assurances that we have not experienced an undetected cybersecurity incident. It is possible that we may not implement appropriate controls if we do not detect a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate the risks. Even when a risk is detected, disruptive events may not always be immediately and thoroughly interpreted and acted upon. For more information about these risks, see “Risk Factors – Risks Related to our Business” in Item 1A. of this Form 10-K.

Item 2. — Properties.

Our principal corporate offices are located in two adjacent leased buildings in Columbus, Ohio. During fiscal 2025, we purchased a building in Columbus, Ohio, which will serve as a new corporate headquarters. We will move into the building when renovations are completed, which is expected during fiscal 2027. We lease space from the Former Parent in Columbus, Ohio, used for administrative, metallurgical services and warehousing purposes. Additionally, we own warehouse space in Pennsylvania and South Carolina, and lease warehouse space in California and Pennsylvania.

At May 31, 2026, including our consolidated and unconsolidated joint ventures, we owned or leased more than 7.6 million square feet of space for our manufacturing facilities. More details on these facilities are contained in the table below. We believe these facilities are well maintained and in good operating condition and are sufficient to meet our current needs. The table below excludes the previous Tempel manufacturing facility in Canada, as that facility is currently classified as held for sale.

Manufacturing Facilities

Wholly owned and Consolidated Joint Ventures

Entity	Type	Location	Number of facilities	Leased	Owned
Worthington Steel (1)	Manufacturing	OH (5), IL, IN, KY, MI, NY, Canada, China, India, Mexico	14	2	12
TWB	Manufacturing	OH (2), MI (2), TN (2), KY, Mexico (3), Canada	11	10	1
Sitem Group	Manufacturing	Italy (3), France, Germany, Slovakia, Switzerland	7	2	5
WSCP	Manufacturing	OH	1	–	1
Spartan	Manufacturing	MI	1	–	1
		Total	34	14	20

(1)
Facility information is as of May 31, 2026, and does not include the acquisition activity subsequent to fiscal 2026.

Unconsolidated Joint Venture

Joint Venture	Type	Location	Number of facilities	Leased	Owned
Serviacero Worthington	Manufacturing	Mexico (3)	3	–	3
		Total	3	–	3

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

Supplemental Item — Executive Officers of Worthington Steel

The following table lists the names, ages, positions held and term of present office of the individuals serving as executive officers of Worthington Steel, Inc. as of July 30, 2026.

Name	Age	Position(s) with the Registrant	Present Office Held Since
John B. Blystone	73	Executive Chairman and Director	2023
Geoffrey G. Gilmore	54	President and CEO	2023
Jeffrey R. Klingler	54	Executive Vice President and Chief Operating Officer	2023
Clifford J. Larivey	53	President, Flat-Rolled Steel Processing	2024
Timothy A. Adams	62	Vice President and Chief Financial Officer	2023
Joseph Y. Heuer	50	Vice President – General Counsel and Secretary	2024
Guido Kerkhoff	58	Chairman of the Management Board (CEO) of Klöckner & Co SE	2021
George John Ganem	57	Member of the Management Board (CEO Americas) of Klöckner & Co SE; CEO of Kloeckner Metals Corporation	2019; 2018

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

Jeffrey R. Klingler has served as Executive Vice President and Chief Operating Officer since December 2023. Prior to that, he served as President of The Worthington Steel Company from May 2019 through the Separation. Mr. Klingler served as General Manager of various business units within The Worthington Steel Company from May 2014 until April 2019. Mr. Klingler served as vice president of sales, marketing and procurement for Banner Services Corporation, a supplier and processor of metal bar products, from 2008 until 2014, after serving in numerous capacities with The Worthington Steel Company from 1992 to 2008.

Clifford J. Larivey has served as President of Flat-Rolled Steel Processing since December 2024. This role was separated from the position of Chief Operating Officer in the second quarter of fiscal 2025. From December 2023 to December 2024, he served as Senior Vice President of Commercial and Purchasing. Prior to the Separation, Mr. Larivey served as Vice President of Purchasing at Worthington Industries from June 2012 until the Separation, and Director of Purchasing from February 2010 to June 2012. Before joining Worthington Industries, Mr. Larivey served in various roles at Gibraltar Strip Steel, including Vice President of Purchasing and Marketing from January 2008 until Worthington Industries’ acquisition of Gibraltar Strip Steel in February 2010.

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

Guido Kerkhoff has served as Chairman of the Management Board (CEO) of Klöckner & Co SE since May 2021. Prior to that, he served as a Member of the Management Board of Klöckner & Co SE since September 2020. Mr. Kerkhoff has been appointed to serve as a Member of the Management Board of Klöckner & Co SE until August 31, 2029.

George John Ganem has served as CEO of Kloeckner Metals Corporation since January 2018 and as a Member of the Management Board (CEO Americas) of Klöckner & Co SE since August 2019. Mr. Ganem has been appointed to serve as Member of the Management Board (CEO Americas) of Klöckner & Co SE until July 31, 2028.

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

PART II

Item 5. – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Shares Information

The common shares trade on the NYSE under the symbol WS. As of July 24, 2026, Worthington Steel had 5,571 registered shareholders.

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

For additional information on the Worthington Steel dividend policy, see “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Dividend Policy”.

Shareholder Return Performance

The following performance graph and the table in this Item 5 of this Form 10-K are not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or Regulation 14C under the Exchange Act, or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate such information into such a filing.

The following stock performance graph and table compare the cumulative total shareholder return on the common shares, the S&P Small Cap 600 Index, and the S&P 1500 Composite Steel Sub-Index. The graph tracks the performance of a $100 investment, assuming reinvestment of dividends, in our common shares and in each index from December 1, 2023, the date Worthington Steel shares commenced regular-way trading on the NYSE, to May 31, 2026. The comparisons in the graph and table below are based upon historical data and are not indicative of, nor intended to forecast, the future performance of the common shares.

	12/1/23	5/31/24	11/30/24	5/31/25	11/30/25	5/31/26
Worthington Steel, Inc.	$100.00	$149.39	$205.13	$115.03	$157.68	$198.98
S&P Small Cap 600 Index	$100.00	$111.36	$129.45	$109.41	$126.39	$145.88
S&P 1500 Composite Steel Sub-Index	$100.00	$109.11	$111.14	$93.53	$123.65	$178.68

Data and graph provided by Zacks Investment Research, Inc. Copyright© 2026 and Standard & Poor’s, Inc. All rights reserved. Used with permission.

Worthington Steel is a component of the S&P Small Cap 600 Index. The S&P 1500 Composite Steel Sub-Index, of which Worthington Steel is also a component, is the most specific index relative to our business.

Unregistered Sales of Equity Securities

There were no equity securities of Worthington Steel sold by Worthington Steel during fiscal 2026 that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Common shares withheld to cover tax withholding obligations in connection with the vesting of restricted stock and performance share awards are treated as common share repurchases. However, those withheld common shares are not considered common share repurchases under an authorized common share repurchase plan or program. The table below provides information regarding common shares withheld from our employees to satisfy minimum statutory tax withholding obligations arising from the vesting of restricted stock and performance share awards.

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs
March 1-31, 2026	106	$34.51	-	-
April 1-30, 2026	2,261	37.51	-	-
May 1-31, 2026	-	-	-	-
Total	2,367	$37.38	-

Item 6. – [Reserved]

Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated and combined financial statements and the related Notes in this Form 10-K. This MD&A is designed to provide a reader with material information relevant to an assessment of our financial condition and results of operations and to allow investors to view the Company from the perspective of management.

The MD&A included in this report discusses our fiscal 2026 and fiscal 2025 financial condition and results of operations. For a comparison and discussion of our results of operations and financial condition for fiscal 2025 and fiscal 2024, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2025 Compared to Fiscal 2024” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2025, filed with the SEC on July 29, 2025.

Basis of Presentation

Worthington Steel was formed as an Ohio corporation on February 28, 2023, for the purpose of receiving, pursuant to a reorganization, all of the outstanding equity interests of the steel processing business of Worthington Enterprises. On December 1, 2023, the Separation was completed and Worthington Steel became an independent, publicly traded company. Our financial statements for the periods until the Separation on December 1, 2023, are combined financial statements prepared on a carve-out basis. Our financial statements for the periods beginning on and after December 1, 2023, are consolidated financial statements based on our reported results as a stand-alone company. Accordingly, the third quarter of fiscal 2024 and onward included consolidated and combined financial statements, whereas all prior periods included combined financial statements. For additional information, see “Note 1 – Description of Business, The Separation, and Basis of Presentation”.

Business Overview

We are one of North America’s premier value-added metals processors with the ability to provide a diversified range of products and services that span a variety of end markets. We maintain market-leading positions in the North American carbon flat-rolled steel and tailor welded blank industries and are one of the largest global producers of electrical steel laminations. For over 70 years, we have been delivering high-quality steel processing capabilities across a variety of end markets including automotive, heavy truck, agriculture, construction, and energy. With the ability to produce customized steel solutions, we aim to be the preferred value-added steel processor in the markets we serve by delivering highly technical, customer-specific solutions, while also providing advanced materials support. Our scale allows us to achieve an advantaged cost structure and service platform supported by a strategic operating footprint. We serve our customers by processing flat-rolled steel coils, which we source primarily from various North American steel mills, into the precise type, thickness, length, width, shape, and surface quality required by customer specifications. We sell steel on a direct basis, whereby we are exposed to the risks and rewards of ownership of the material while in our possession. Additionally, we toll process steel under a fee for service arrangement whereby we process customer-owned material. Our manufacturing facilities further benefit from the flexibility to scale between direct and tolling services based on demand dynamics throughout the year.

Our operations are managed principally on a products and services basis under a single group organizational structure. We own controlling interests in the following operating joint ventures: Spartan, TWB, WSCP, and Sitem Group. We also own a controlling interest in WSP, which became a nonoperating joint venture in October 2022, when we completed the divestiture of its remaining net assets. The net assets and operating results of these joint ventures are consolidated with the equity owned by the minority joint venture member shown as “Noncontrolling interests”, or, in the case of Sitem Group, “Redeemable noncontrolling interest” in our consolidated balance sheets, and the noncontrolling interest in net earnings and Other Comprehensive Income (“OCI”) shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated and combined statements of earnings and consolidated and combined statements of comprehensive income, respectively. Our remaining joint venture, Serviacero Worthington, is unconsolidated and accounted for using the equity method.

AI in Transformation

During fiscal 2026, we continued integrating commercially available AI technologies into our long-term transformation strategy. Through these efforts, we use AI to generate insights, evaluate strategies, and automate routine tasks, improving productivity and strengthening internal decision-making. We are developing and refining AI solutions in areas such as predictive maintenance and intelligent reporting, which drive greater value through smarter, more connected systems. Expanding the use of AI across operations and the back-office functions enables our teams to devote more time to the highest-value aspects of their roles.

Recent Business Developments

•
On June 1, 2026, we incurred indebtedness in the form of (1) the 2033 Notes, due June 1, 2033, and (2) the seven-year Term Loans under the Term Loan Facility.
•
On June 3, 2026, we closed the Kloeckner Acquisition, at which date we owned approximately 60.86% of Kloeckner’s total outstanding share capital.
•
On June 15, 2026, we settled our binding agreement to acquire one million additional Kloeckner shares at €11.00 per share (approximately $12.7 million), bringing our total ownership to approximately 61.87% of Kloeckner’s total outstanding share capital.
•
On June 24, 2026, the Board declared a quarterly dividend of $0.16 per common share payable on September 29, 2026, to shareholders of record at the close of business on September 15, 2026. Refer to “Note 21 – Subsequent Events” for additional information.
•
On June 25, 2026, we entered into the 2031 Revolving Credit Facility, an asset-based revolving credit agreement that matures on June 25, 2031, which refinanced and replaced the Credit Facility.
•
On July 15, 2026, we launched a public delisting tender offer for all outstanding Kloeckner shares not already held by us at a price of €11.00 per share. The delisting tender offer is not subject to any closing conditions and does not include a minimum acceptance threshold; however, there can be no assurance as to how many Kloeckner shares, if any, will be tendered.

Kloeckner Acquisition

On January 15, 2026, we entered into a BCA with Kloeckner. Following execution of the BCA, we launched a voluntary public cash takeover offer to all Kloeckner shareholders to tender each Kloeckner share to us. Subject to the terms and conditions of the Offer Document, upon the Offer Closing, we committed to pay cash consideration equal to €11.00 per tendered share (subject to any increases either made voluntarily or in accordance with applicable German law) for the Offer.

As of April 14, 2026, 52,389,508 Kloeckner shares had been tendered for acceptance under the Offer and not withdrawn (the “Tendered Shares”). On June 3, 2026, (the “Settlement Date”), we accepted the transfer of Tendered Shares for consideration of €11.00 per Tendered Share. Together with the Kloeckner shares already held by us prior to the Settlement Date, as of the Settlement Date, we held a total of 60,710,791 Kloeckner shares, representing approximately 60.86% of Kloeckner’s total outstanding share capital. The total aggregate consideration for the Tendered Shares was €576.3 million (approximately $668.3 million). On June 15, 2026, we consummated the acquisition of an additional one million Kloeckner shares at €11 per share (approximately $12.7 million), bringing our total ownership to 61,710,791 Kloeckner shares representing approximately 61.87% of Kloeckner’s total outstanding share capital. We used the net proceeds from the 2033 Notes and Term Loans, together with cash on hand, to fund the Kloeckner Acquisition and pay related fees and expenses. For more information, see the “Kloeckner Acquisition and Other Capital Subsequent Events” section within the “Liquidity and Capital Resources” Section below.

On March 27, 2026, we informed Kloeckner about our firm intention to enter into a DPLTA, and Kloeckner published an ad hoc announcement to this effect on the same day. From the Settlement Date until the execution of the DPLTA (the “Transition Period”), we, on the one hand, and Kloeckner, on the other hand, will continue to operate as independent companies. The DPLTA would provide us with the right to issue binding instructions to the management board of Kloeckner with respect to the management of Kloeckner’s business and would obligate Kloeckner to transfer its annual profits to us. In return, we would be required, under the terms of the DPLTA, to (i) compensate Kloeckner for any annual losses, (ii) compensate the remaining minority shareholders of Kloeckner through a guaranteed annual recurring payment and (iii) offer to acquire the remaining Kloeckner shares held by such minority shareholders in exchange for adequate exit cash compensation, in each case as determined in accordance with applicable German law.

The execution and effectiveness of the DPLTA is subject to a number of conditions and procedural requirements under German law, including: (1) approval by the management board and supervisory board of Kloeckner, (2) approval at the general shareholders’ meeting of Kloeckner by a vote of at least 75% of the share capital represented at such meeting, (3) a valuation of Kloeckner confirmed by a court-appointed independent auditor to determine the adequate amount of the recurring compensation and the exit compensation to be offered to minority shareholders, and (4) registration of the DPLTA with the commercial register of the competent local German court. At this time, we have not satisfied any of these conditions. There can be no assurance that the DPLTA will be executed or become effective, or as to the timing thereof.

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

General Economic and Market Conditions

We sell our products and services to a diverse customer base and a broad range of end markets. The breakdown of net sales by end market for fiscal 2026 and fiscal 2025 is illustrated below:

	2026	2025
Automotive	55%	52%
Construction	10%	11%
Machinery & Equipment	10%	9%
Heavy Trucks	4%	5%
Energy	3%	3%
Agriculture	3%	3%
Other	15%	17%
Total	100%	100%

The automotive industry is one of the largest consumers of flat-rolled steel in North America, and the largest end market for us and our unconsolidated joint venture, Serviacero Worthington. North American vehicle production, including the Detroit Three automakers, is a leading indicator of automotive demand. North American vehicle production was up 1% in fiscal 2026 compared to fiscal 2025, and the Detroit Three automakers’ vehicle production was up 2% in fiscal 2026 compared to fiscal 2025.

Our remaining net sales are to other markets such as agricultural, appliance, construction, container, energy, generator, heavy truck, HVAC, industrial electric motor, service center, and transformer. Given the many different products that make up our net sales and the wide variety of end markets we serve, it is difficult to isolate the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. gross domestic product growth (“U.S. GDP”) is a reasonable macroeconomic indicator for analyzing the demand of our end markets other than the automotive industry. U.S. GDP data reflect continued expansion through fiscal 2026, but with a less uniform trajectory in the second half of the fiscal year. While overall economic activity has remained resilient, continued uncertainty, including geopolitical developments, contributed to elevated inflation and uneven demand conditions across industrial sectors. Consistent with these trends, in our non-automotive end markets, customers remained deliberate and inventory-disciplined, and demand continued to reflect sensitivity to interest rates, trade policy developments and broader macroeconomic uncertainty.

Total volume (tons) decreased 6% compared to the prior year. Direct tons sold increased 6%, with the increase driven primarily by the legacy business, or approximately 5%, and the balance of the increase, or approximately 1%, due to the addition of Sitem Group. Direct shipments to the automotive market increased 14% compared to the prior year. Toll volumes decreased 21% compared to the prior year. The decrease in toll volumes was due to a combination of closing the Cleveland-area WSCP facility in May 2025, as well as softer demand from mill customers.

The Detroit Three automakers represented 35% and 33% of our consolidated net sales during fiscal 2026 and fiscal 2025, respectively. Shipments to the Detroit Three automakers increased 17% in fiscal 2026 as compared to fiscal 2025, which significantly outpaced the reported 2% growth in the Detroit Three automakers production for the same period. The increase in automotive volume reflects share gains from new programs plus the impact of a key automotive original equipment manufacturer customer returning to a more normal build schedule after curtailing production in fiscal 2025. Energy and container volumes were up 15% and 14%, respectively, during fiscal 2026 compared to fiscal 2025. The increase in energy volume was driven by project-based solar programs. These gains were partially offset by softness in other markets, with construction, heavy truck, agriculture, and service center volumes down 8%, 10%, 10%, and 33%, respectively. The decrease in construction and service center volumes was largely driven by increased competition, while heavy truck and agriculture volumes were impacted by ongoing market weakness.

The following table summarizes the concentration percentage of consolidated net sales for the periods presented:

(Percentage of Net Sales)	2026	2025
End market – automotive	55%	52%
Detroit Three automakers	35%	33%
Largest automotive customers:
Customer A	14%	12%
Customer B	14%	14%

While our automotive business is largely driven by the production schedules of the Detroit Three automakers, our customer base is much broader and includes other domestic manufacturers and many of their suppliers.

During fiscal 2026, U.S. inflation rates have largely stabilized compared to the peaks seen in recent years, however, the U.S. inflation rate remains somewhat elevated above the U.S. Federal Reserve targeted rate of 2%. During fiscal 2026, the U.S. Federal Reserve lowered the benchmark interest rate on three occasions, with the most recent being in December 2025, before holding rates steady through the remainder of the fiscal year. These reductions lowered borrowing costs compared to the beginning of fiscal 2026, and we benefited from lower rates on borrowings under our Credit Facility. However, interest rates remained elevated, and U.S. Federal Reserve commentary during and shortly after our fourth quarter emphasized that future policy decisions remain dependent on economic data, inflation trends, labor market conditions and broader geopolitical developments. Further easing in inflation and interest rates could support improved economic activity and demand across our end markets, although the pace and timing of any improvement remain uncertain.

We use the following information from the past three fiscal years to monitor our costs and demand in our major end markets:

	2026	2025 (1)	2024 (1)	2026 vs. 2025	2025 vs. 2024
U.S. GDP (% growth year-over-year)	2.2%	2.6%	3.0%	(0.4%)	(0.4%)
Hot-Rolled Steel ($ per ton) (2)	$915	$754	$866	$161	$(112)
Detroit Three Auto Build (000s vehicles) (3)	6,454	6,313	6,799	141	(486)
No. America Auto Build (000s vehicles) (3)	15,157	15,069	15,889	88	(820)
Zinc ($ per pound) (4)	$1.40	$1.29	$1.15	$0.11	$0.14
Natural Gas ($ per mcf) (5)	$3.42	$3.08	$2.47	$0.34	$0.61
On-Highway Diesel Fuel Prices ($ per gallon) (6)	$4.09	$3.61	$4.09	$0.48	$(0.48)

(1)
Fiscal 2025 and 2024 figures based on revised actuals
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

Industry Developments

In 2025, the U.S. government continued to modify its tariff policy, including those related to imports of steel and aluminum among other items such as automobiles and automotive parts as well as universal tariffs. In June 2025, the U.S. government announced tariff increases to steel and aluminum from 25% to 50% under section 232 of the Trade Expansion Act (“Section 232”). While exemptions for certain allied countries remain, many prior country-specific exemptions have expired or are undergoing renegotiation. Other governments, including the Chinese government, have responded with reciprocal tariffs on U.S. imports. Additional measures from the U.S. government as well as other foreign governments have occurred since that time, however, many of the measures on steel and aluminum have remained in place. The scope and duration of these tariffs continue to evolve, which creates sustained uncertainty in global trade policy. While the February 2026 U.S. Supreme Court ruling on the International Emergency Economic Powers Act is separate from and does not repeal Section 232 tariffs on steel and aluminum, the decision increases overall tariff-related marketplace volatility. As a result, our customers’ supply chain decisions may abruptly shift, potentially impacting our financial performance. While tariffs have been a reality for some time, the potential for tariff changes has caused some continued trepidation in markets, including the metals markets. Recent evidence suggests that imports of steel have decreased. U.S. Department of Commerce data reflects a decrease of approximately 38% in fiscal 2026 compared to fiscal 2025 in the average import tonnage of U.S. import of flat (carbon and alloy) steel mill products. Lower imports of steel coupled with constrained domestic supply have put upward pressure on domestic steel and steel products prices and reduced the availability of steel in the U.S. market. This has resulted in lower than normal inventory levels and slightly higher operating costs to expedite shipments from our suppliers or to our customers. While we believe this is a temporary market dynamic, with both supply and demand expected to normalize, the ultimate impact tariffs will have on our financial position, results of operations, and cash flows remains to be determined.

In July 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”) into law, which ushers in a broad set of changes to the U.S. law and regulatory environments. The OBBBA did not materially impact our income tax expense for fiscal 2026. While the bonus depreciation and domestic research and development provisions reduced fiscal 2026 cash tax payments and benefited operating cash flows, the impact was immaterial.

Impact of Raw Material Prices

Our principal raw material is flat-rolled steel, including electrical steel, which we purchase in coils from primary steel producers. The steel industry has been cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. This volatility can significantly affect our steel costs. In an environment of increasing prices for steel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers. To the extent we are able to pass future price increases in raw materials to our customers, this could positively affect our financial results, leading to inventory holding gains. To the extent we are unable to pass future price increases in raw materials to our customers, our financial results could be adversely affected. Also, if steel prices decrease, in general, competitive conditions may impact how quickly we must reduce our prices to our customers, and we could be forced to use higher-priced raw materials already in our inventory to complete orders for which the selling prices have decreased, which results in inventory holding losses. Declining steel prices could also require us to write down the value of our inventories to reflect current market pricing. Industry consolidation in recent years has reduced the number of steel suppliers, and further consolidation, and lower steel imports, could make it more difficult or costly to obtain alternate supply in the event of a disruption.

The market price of our products is closely correlated to the price of HRC, which is largely driven by the demand for steel and the cost of raw materials. Over fiscal 2025, HRC prices declined in the first quarter and then increased throughout the rest of fiscal 2025, with a significant increase in the fourth quarter of 2025. In fiscal 2026, prices fell in the first and second quarters, before increasing in the third and fourth quarters. The average price of HRC for fiscal 2026 remains higher than fiscal 2025. For the fiscal year, due to the increasing price over the period, direct spreads (calculated as sales less material costs) were favorably impacted by a $25.6 million change from $10.4 million of inventory holding losses in fiscal 2025 to an estimated $15.2 million of inventory holding gains in fiscal 2026. With the recent upward HRC price movements, we expect inventory holding gains to be between $10.0 million and $15.0 million in the first quarter of fiscal 2027.

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

The following table presents the average quarterly market price per ton of HRC steel during each of the past three fiscal years.

(Dollars per ton) (1)	2026	2025	2024
1st Quarter	$857	$690	$879
2nd Quarter	$825	$690	$747
3rd Quarter	$938	$702	$1,030
4th Quarter	$1,040	$933	$809
Annual Avg.	$915	$754	$866

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

Results of Operations

Fiscal 2026 Compared to Fiscal 2025

The tables throughout this section present, on a comparative basis, our results of operations for the past two fiscal years.

(In millions, except volume and per common share amounts)	2026	2025	Change
Volume (in tons)	3,586,817	3,793,752	(206,935)
Net sales	$3,443.8	$3,093.3	$350.5
Operating income (loss)	(1.4)	147.0	(148.4)
Equity income	20.3	4.4	15.9
Net earnings attributable to controlling interest	8.5	110.7	(102.2)
Earnings per diluted share attributable to controlling interest	$0.17	$2.19	$(2.02)

Net sales in fiscal 2026 were $3,443.8 million, an increase of $350.5 million, or 11%, compared to fiscal 2025. The increase was driven primarily by higher direct volumes, including the $165.7 million impact of the addition of Sitem Group and, to a lesser extent, higher average direct selling prices. Direct tons sold increased 6%, with legacy business increasing 5% and the remaining increase due to the addition of Sitem Group. Direct selling prices, excluding the impact of Sitem Group, increased 3% in fiscal 2026 compared to fiscal 2025. Toll processing net sales decreased 20% in fiscal 2026 compared to fiscal 2025. The decrease in toll volumes was due to a combination of closing the Cleveland-area WSCP facility in May 2025 as well as softening demand from mill customers as they required less outside processing to meet their production requirements. Toll selling prices increased 1% in fiscal 2026 compared to fiscal 2025. The mix of direct versus toll volumes was 64% to 36% in fiscal 2026, compared to 57% to 43% in fiscal 2025.

Gross Margin

					Change
(In millions)	2026	% of Net sales	2025	% of Net sales	$	%
Gross margin	$403.3	11.7%	$388.6	12.6%	$14.7	3.8%

Gross margin in fiscal 2026 was $403.3 million, an increase of $14.7 million, compared to fiscal 2025. The increase was primarily driven by higher direct spreads, and to a lesser extent, a $2.0 million favorable impact from Sitem Group, which was partially offset by lower toll spreads. Direct spreads increased by $49.0 million, primarily due to the $32.2 million impact of higher direct volume, as well as a $25.6 million change from $10.4 million in estimated inventory holding losses in fiscal 2025 compared to estimated holding gains of $15.2 million in fiscal 2026. These gains in direct spreads were partially offset by an $8.8 million unfavorable impact due to value-added market spread compression compared to the prior year. Toll spreads, down $30.6 million, were negatively impacted by $24.9 million due to lower volumes and $5.7 million due to an unfavorable change in toll price, primarily due to mix.

Selling, General and Administrative Expense

					Change
(In millions)	2026	% of Net sales	2025	% of Net sales	$	%
Selling, general and administrative expense	$297.4	8.6%	$231.6	7.5%	$65.8	28.4%

Selling, general and administrative expense (“SG&A”) in fiscal 2026 was $297.4 million, an increase of $65.8 million compared to fiscal 2025. The increase in SG&A expense included $19.0 million related to Sitem Group, which includes a one-time bonus of €4.0 million ($4.6 million) paid to key individuals at Sitem Group as a result of the closing of the Sitem Group acquisition. Professional and other fees increased $29.4 million in fiscal 2026 compared to fiscal 2025, excluding Sitem Group expenses, primarily attributable to $35.8 million of professional and other fees related to the Kloeckner Acquisition. Additionally, compared to fiscal 2025, compensation expense increased by $10.8 million, including a $3.8 million increase in incentive compensation.

Other Operating Items

			Change
(In millions)	2026	2025	$	%
Impairment of goodwill	$53.8	$-	$53.8	-
Impairment of long-lived assets and other assets	$60.5	$7.4	$53.1	717.6%
Restructuring and other (income) expense, net	$(7.0)	$2.6	$(9.6)	(369.2%)

Impairment of goodwill and long-lived assets in fiscal 2026 was driven by:

•
A pre-tax goodwill impairment charge of $53.8 million on goodwill and a pre-tax long-lived asset impairment charge of $58.4 million recorded in the fourth quarter of fiscal 2026 within the Electrical Steel reporting unit whose carrying amounts exceeded their estimated fair values. The impairments resulted from weakened demand in certain end markets, particularly industrial motors in both Europe and the United States, due to increased foreign competition, and in automotive, some delayed program launches.
•
A pre-tax long-lived asset impairment charge of $1.5 million was recorded during the third quarter of fiscal 2026 related to certain internal-use software assets at Tempel Canada determined to have no value.
•
A pre-tax long-lived asset impairment charge of $0.6 million on certain machinery at our manufacturing facility in Taylor, Michigan.

Impairment of goodwill, long-lived assets, and other assets in fiscal 2025 was driven by:

•
Pre-tax impairment charges of $7.4 million were recorded during the third quarter of fiscal 2025. Due to the announced plans to combine WSCP’s Cleveland, Ohio toll processing manufacturing facility into its existing manufacturing facility in Twinsburg, Ohio, we recognized a $6.1 million pre-tax impairment charge on the disposal group assets. Additionally, we recognized a $1.3 million pre-tax impairment charge related to an indefinite-lived in-process research and development intangible asset that was determined to be fully impaired.

Refer to “Note 5 – Goodwill, Long-Lived Assets, and Other Assets” for more information.

Restructuring and other (income) expense, net in fiscal 2026, was driven by the sale of substantially all remaining net assets of WSCP’s Cleveland toll processing manufacturing facility, which had been reported within assets held for sale in connection with the previously announced plan to consolidate operations into our Twinsburg, Ohio facility. These transactions resulted in pre-tax gains of $6.0 million and included finance lease assets, buildings and improvements, and machinery and equipment. Additionally, in fiscal 2026, we recorded a $1.0 million gain on the sale of an asset previously classified as held for sale.

Restructuring and other (income) expense, net in fiscal 2025 was driven by the $1.8 million of severance expense associated with a TWB voluntary retirement program (“VRP”), which is expected to accelerate the normal retirement attrition process and result in future cost savings. Additionally, in connection with the consolidation and closure of WSCP’s remaining Cleveland, Ohio toll processing manufacturing facility, we recognized $0.8 million in severance expense during fiscal 2025. Refer to “Note 6 – Restructuring and Other (Income) Expense, Net” for additional information.

Miscellaneous Income, Net

			Change
(In millions)	2026	2025	$	%
Miscellaneous income, net	$16.6	$3.8	$12.8	336.8%

Miscellaneous income, net in fiscal 2026 was $16.6 million, an increase of $12.8 million compared to fiscal 2025. The increase was primarily due to:

•
Net investment income of $17.4 million related to our investment in Kloeckner equity securities, consisting of mark-to-market gains, dividend income, and other costs, recorded in miscellaneous income, net.
•
A $1.4 million gain recognized in the fourth quarter of fiscal 2026, primarily associated with a pension curtailment resulting from headcount reductions.
•
As a result of rulings in one of the jurisdictions in which Tempel operates, there was a $4.6 million increase in miscellaneous income, net, from fiscal 2025 to fiscal 2026. During fiscal 2025, there was $4.6 million of expense as a result of the recognition of tax indemnity payables associated with a final tax year favorable ruling and associated interest charge true-up due to an indemnification agreement with the former owners of Tempel.

The increases were partially offset by:

•
In fiscal 2026, we recognized a $2.4 million pre-tax mark-to-market loss on the economic (non-designated) cash flow derivative that was entered to hedge a portion of the expected purchase price of the outstanding shares of Kloeckner in connection with the Kloeckner Acquisition.
•
In fiscal 2025, we recognized a $4.0 million pre-tax mark-to-market gain on the economic (non-designated) cash flow derivative that was entered to hedge the purchase price for Sitem Group.
•
In fiscal 2025, the annuitization of a portion of the total projected benefit obligation of the inactive Tempel Steel Pension Plan resulted in a pre-tax, non-cash settlement gain of $2.7 million to accelerate a portion of deferred pension cost.
•
In fiscal 2025, we recognized a pre-tax gain of $1.5 million related to the sale of unused land in China.

Interest Expense, Net

			Change
(In millions)	2026	2025	$	%
Interest expense, net	$28.4	$7.1	$21.3	300.0%

Interest expense, net in fiscal 2026 was $28.4 million, an increase of $21.3 million compared to fiscal 2025. The increase was primarily due to $17.8 million of fees and costs associated with temporary financing arrangements entered into in connection with the Kloeckner Acquisition, including bridge financing commitment fees, related lender fees, and other financing costs. These costs primarily include amounts initially deferred during the period and subsequently recognized in interest expense, net, when the related bridge financing was no longer applicable, which was determined at the end of fiscal 2026. Additionally, interest related to Sitem Group debt, approximately $1.8 million, higher interest expense on the Credit Facility (due to higher average debt levels offset by lower average interest rates), and higher debt levels on the BDC loan contributed to the increase in fiscal 2026. These increases were offset by higher interest income, including the interest income from the net investment hedge. Refer to “Note 9 – Debt” for additional information.

Equity Income

			Change
(In millions)	2026	2025	$	%
Serviacero Worthington	$20.3	$4.4	$15.9	361.4%

Equity earnings at Serviacero Worthington in fiscal 2026 were $20.3 million, an increase of $15.9 million compared to fiscal 2025. The increase was due to higher direct spreads, including inventory holding gains, and favorable foreign currency exchange rate impacts during fiscal 2026. The increase was partially offset by lower volumes. We received cash distributions of $23.5 million from Serviacero Worthington during fiscal 2026 as compared to $12.8 million during fiscal 2025. Refer to “Note 4 – Investments” for additional information.

Income Taxes

					Change
(In millions)	2026	ETR	2025	ETR	$	%
Income tax expense	$20.0	282.7%	$28.8	20.6%	$(8.8)	(30.6%)

Income tax expense in fiscal 2026 was $20.0 million, a decrease of $8.8 million from fiscal 2025. The decrease was due to lower pre-tax earnings and the tax impact of Tempel impairments in fiscal 2026, partially offset by the absence of a benefit recognized in fiscal 2025 related to 2008 and 2009 court rulings at Tempel Mexico and an increase in uncertain tax position reserves in fiscal 2026. Fiscal 2026 income tax expense reflected an estimated annual effective income tax rate (“ETR”) of 282.7% compared to 20.6% in fiscal 2025. Refer to “Note 14 – Income Taxes” for additional information.

Adjusted EBIT

We evaluate operating performance on the basis of adjusted earnings before interest and taxes (“adjusted EBIT”). EBIT, a non-GAAP financial measure, is calculated by adding interest expense and income tax expense to net earnings attributable to controlling interest. Adjusted EBIT, a non-GAAP financial measure, excludes impairment of goodwill and long-lived assets and restructuring expense (income), net, but may also exclude other items, as described below, that management believes are not reflective of, and thus should not be included when evaluating the performance of our ongoing operations. Adjusted EBIT is used by management to evaluate operating performance and engage in financial and operational planning, because we believe that this financial measure provides additional perspective on the performance of our ongoing operations. Additionally, management believes these non-GAAP financial measures provide useful information to investors because they allow for meaningful comparisons and analysis of trends in our businesses and enable investors to evaluate operations and future prospects in the same manner as management.

The following table provides a reconciliation of net earnings attributable to controlling interest (the most comparable GAAP financial measure) to adjusted EBIT for the periods presented:

(In millions)	2026	2025
Net earnings attributable to controlling interest	$8.5	$110.7
Interest expense, net	28.4	7.1
Income tax expense	20.0	28.8
EBIT	56.9	146.6
Impairment of goodwill, long-lived assets, and other assets (1)	85.2	4.6
Restructuring and other (income) expense, net (2)	(4.4)	1.5
Kloeckner purchase derivative (3)	2.4	-
Kloeckner acquisition-related expenses (4)	35.8	-
Kloeckner securities investment income, net (5)	(17.4)	-
Pension adjustments (6)	(0.7)	(2.7)
Sitem Group acquisition completion bonus payment (7)	3.0	-
Gain on Sitem Group purchase derivative (8)	-	(4.0)
Tax indemnification adjustment (9)	-	4.6
Gain on land sale (10)	-	(1.5)
Other loss, net (11)	0.3	-
Adjusted EBIT	$161.1	$149.1

(1)
Impairment charges are excluded because they do not occur in the ordinary course of our ongoing business operations, are inherently unpredictable in timing and amount, and are non-cash, so their exclusion facilitates the comparison of historical, current and forecasted financial results. Non-cash impairment charges in fiscal 2026 were driven by: (1) pre-tax long-lived asset impairment charges of $58.4 million, of which $19.6 million was attributable to noncontrolling interest, related to certain asset groups within the Electrical Steel reporting unit; (2) a pre-tax goodwill impairment charge of $53.8 million, of which $9.5 million was attributable to noncontrolling interest, that fully impaired the goodwill assigned to the Electrical Steel reporting unit; (3) $0.6 million on certain machinery at our manufacturing facility in Taylor, Michigan; and (4) $1.5 million related to internal-use software module assets that were determined to have no value and written down to zero. Non-cash impairment charges in fiscal 2025 were due to (1) $1.3 million for an indefinite-lived in-process research and development intangible asset that was determined to be fully impaired and (2) $6.1 million related to our plans to combine WSCP’s Cleveland toll processing manufacturing facility into its existing manufacturing facility in Twinsburg, Ohio, excluding the $2.8 million noncontrolling interest portion. Refer to “Note 5 – Goodwill, Long-Lived Assets, and Other Assets”.

(2)
Restructuring activities consist of established programs that are not part of our ongoing operations, such as divestitures, closing or consolidating facilities, employee severance (including rationalizing headcount or other significant changes in personnel), and realignment of existing operations (including changes to management structure in response to underlying performance and/or changing market conditions). These restructuring activities are excluded to facilitate period-to-period comparability of our operating performance. In fiscal 2025, we announced plans to combine WSCP’s Cleveland toll processing manufacturing facility into WSCP’s existing manufacturing facility in Twinsburg, Ohio. In fiscal 2026, we sold substantially all of the remaining net assets of WSCP’s Cleveland toll processing manufacturing facility, which were reported in assets held for sale prior to the sale. The sales resulted in pre-tax gains of $7.0 million, of which $2.6 million was attributable to noncontrolling interest, and included finance lease assets and buildings and improvements, net, and machinery and equipment. In fiscal 2025, TWB announced a VRP. In connection with the VRP, we recognized $1.0 million in severance expenses during fiscal 2025, which is recorded in restructuring and other (income) expense, net and excludes the noncontrolling interest portion of restructuring and other (income) expense, net of $0.8 million. Additionally, in connection with the consolidation and closure of WSCP’s remaining Cleveland, Ohio toll processing manufacturing facility, we recognized $0.5 million in severance expense during fiscal 2025, which is recorded in restructuring and other (income) expense, net, and excludes the noncontrolling interest portion of restructuring and other (income) expense, net of $0.3 million. Refer to “Note 6 – Restructuring and Other (Income) Expense, Net” for additional information.
(3)
Kloeckner purchase derivative represents the change in the fair value of an economic (non-designated) cash flow derivative that was entered into to hedge a portion of the expected purchase price of the outstanding shares of Kloeckner in connection with the Kloeckner Acquisition. The change in the fair value is recorded in miscellaneous income (expense), net, and it is excluded from adjusted results to facilitate period-to-period comparability of our operating performance as it reflects non-operational activity.
(4)
Kloeckner acquisition-related expenses consists of the acquisition-related costs incurred in connection with the Kloeckner Acquisition, consisting primarily of advisory, legal, accounting, valuation, regulatory and other professional fees, as well as certain integration expenses, and are expensed to SG&A, as incurred, in accordance with GAAP. Exclusion of these costs is appropriate because they are directly attributable to a specific strategic transaction that management expects to be transformative to our portfolio, scale and long-term operating profile and are not reflective of our ongoing operating performance for the periods presented. Exclusion facilitates period-over-period comparisons, and assessment of performance excluding the impact of transaction-specific activities.
(5)
Kloeckner securities investment income, net reflects the impact associated with our investment in Kloeckner equity securities, consisting of mark-to-market gains, dividend income, and other costs, recorded in miscellaneous income, net. Management excludes these items from adjusted results to improve comparability of our operating performance across periods.
(6)
Pension adjustments relate to pension-related impacts associated with discrete events impacting our pension plans, reported in miscellaneous income, net, including a $1.4 million gain, of which $0.7 million was attributable to noncontrolling interest, recognized in fiscal 2026, primarily associated with a pension curtailment resulting from headcount reductions. The fiscal 2025 gain related to a settlement resulting from a pension lift-out transaction to transfer a portion of the total projected benefit obligation of the pension plan to a third-party insurance company. The exclusion from adjusted results facilitates period-to-period comparability of our operating performance as these gains reflect discrete pension-related events.
(7)
Sitem Group acquisition completion bonus payment consists of the one-time bonus payment paid to key individuals upon the successful acquisition closing of Sitem Group and excludes the noncontrolling interest portion of $1.6 million. The acquisition completion bonus payment was included within SG&A expense.
(8)
Gain on Sitem Group purchase derivative consists of the mark-to-market gain on the economic (non-designated) foreign currency exchange contract entered into related to the purchase price for Sitem Group, which resulted in a pre-tax gain in miscellaneous income, net, and is excluded as it is not part of our ongoing operations.
(9)
Tax indemnification adjustments reported in miscellaneous income, net, related to an indemnification agreement with the former owners of Tempel. These adjustments are the result of a fiscal 2025 favorable tax ruling and an interest charge true-up. The indemnification agreement, which was entered into with the former Tempel owners at the time we acquired Tempel, provides protection to us from rulings by tax authorities through the acquisition date.
(10)
Gain on land sale reflects the sale of unused land on the campus of Tempel China, which resulted in a pre-tax gain reported in miscellaneous income, net, and is excluded from adjusted results to facilitate period-to-period comparability of our operating performance as it reflects the non-operational disposal of real property.
(11)
Other loss, net, reflects the following fiscal 2026 items reported in miscellaneous income, net, which are excluded as they are not part of ongoing operations:
o
Net insured loss incurred for damage as a result of a small, quickly contained fire at Tempel Canada. We recognized a $0.5 million pre-tax loss equal to the amount of the insurance deductible.

o
Environmental reserve settlement pre-tax gain of $0.2 million recognized by Tempel Canada as the result of a prior indemnification from the former owners of the Canadian facility.

Adjusted EBIT in fiscal 2026 was $161.1 million, an increase of $12.0 million compared to fiscal 2025. The increase was primarily due to a $15.9 million increase in equity earnings at Serviacero Worthington, a $14.7 million increase in gross margin and a $6.5 million reduction in earnings attributable to noncontrolling interests, primarily due to losses associated with Sitem Group. The increase was partially offset by the adjusted increase in SG&A of $25.4 million, including the $14.4 million impact of Sitem Group, compared to fiscal 2025.

Legal Proceedings and Contingencies

We are currently involved in a dispute relating to the import of steel across international borders. Based on currently available information, we believe a loss is not probable and, therefore, have not recorded a reserve. We estimate that a reasonably possible loss could range from $2.0 million to $4.0 million. We will continue to monitor the dispute and will record a reserve if a loss becomes probable and reasonably estimable.

Liquidity and Capital Resources

Our primary ongoing requirements for cash are expected to be for working capital, including the working capital requirements of our expanded operations following the Kloeckner Acquisition, which closed subsequent to May 31, 2026, capital expenditures, integration and transaction-related costs, interest and principal payments on indebtedness, dividend payments, potential future acquisitions and other strategic initiatives.

As of May 31, 2026, our sources of liquidity included cash and cash equivalents, cash generated from operating activities and availability under our then-existing revolving credit facility.

As of May 31, 2026, our cash, cash equivalents, and restricted cash balance was $84.6 million. As of May 31, 2026, the Credit Facility had availability of $219.5 million, after accounting for the eligible borrowing base.

During fiscal 2026, we generated $201.2 million of cash from operating activities, and we used $213.4 million of cash in investing activities, which primarily related to $121.2 million invested in property, plant and equipment and $106.2 million in purchases of equity securities. Additionally, we had net debt proceeds of $51.9 million, and we paid dividends of $32.6 million. The following table summarizes our consolidated and combined cash flows for the periods presented:

(In millions)	2026	2025	2024
Net cash provided by operating activities	$201.2	$230.3	$199.5
Net cash used in investing activities	(213.4)	(129.1)	(123.2)
Net cash provided by (used in) financing activities	3.0	(48.5)	(68.8)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	0.9	-	-
Increase (decrease) in cash, cash equivalents and restricted cash	(8.3)	52.7	7.5
Cash, cash equivalents, and restricted cash at beginning of year	92.9	40.2	32.7
Cash, cash equivalents, and restricted cash at end of year	$84.6	$92.9	$40.2

Kloeckner Acquisition and Other Capital Subsequent Events

Subsequent to fiscal year-end, we completed certain financing transactions in connection with the Kloeckner Acquisition and refinanced and replaced the Credit Facility. These transactions included, on June 1, 2026, (1) the issuance of the 2033 Notes ($700.0 million aggregate principal amount 7.750% Senior Secured Notes due June 1, 2033) and (2) the incurrence of the Term Loans ($700.0 million aggregate principal amount seven-year Term Loan Facility, due June 1, 2033), bearing interest, at our option, at a per annum rate equal to Term SOFR plus 4.00%, Daily Simple SOFR plus 4.00%, or the base rate plus 3.00% under the Term Loan Facility. On June 3, 2026, we completed the Kloeckner Acquisition and held a total of 60,710,791 Kloeckner shares. Additionally, on June 25, 2026, we entered into the 2031 Revolving Credit Facility, an asset-based revolving credit agreement providing for an aggregate principal amount of up to $550.0 million, subject to borrowing base availability and other conditions. The 2031 Revolving Credit Facility, maturing on June 25, 2031, replaced the prior Credit Facility.

The net proceeds of the 2033 Notes and the Term Loan Facility described above, together with cash on hand, were used to fund the Kloeckner Acquisition, repay certain of our and Kloeckner’s existing indebtedness, pay transaction fees and expenses, and for general working capital purposes. Specifically, the net proceeds and cash on hand were used to purchase the 52,389,508 Tendered Shares on the Settlement Date as well as the additional purchase of one million Kloeckner shares on June 15, 2026. Additional uses of the net proceeds included repayment of a portion of Kloeckner’s pre-acquisition indebtedness. We were required by the public delisting tender offer rules to guarantee the availability of certain funds sufficient to satisfy the potential acceptance of all outstanding Kloeckner shares not already held by us. We fulfilled this requirement using funds available from the financing transactions outlined above. Once the public delisting tender offer settles, the unallocated funds, if any, become unrestricted and available for use.

These financing and acquisition transactions occurred after May 31, 2026, and are thus not reflected in net cash provided by financing activities for fiscal 2026. However, these transactions meaningfully increased our indebtedness and debt service obligations, changed the mix and relative cost of our capital resources and will affect financing cash flows beginning in fiscal 2027. Kloeckner debt that was not repaid in connection with the acquisition will be reflected in our consolidated debt profile once Kloeckner is consolidated in our financial statements.

Subsequent to May 31, 2026, Stanzwerk AG entered into an Amended and Restated Standstill Agreement with UBS Switzerland AG maintaining the credit facility through August 31, 2028.

After giving effect to these subsequent financing and acquisition transactions, our sources of liquidity consist primarily of cash and cash equivalents, cash generated from operating activities and availability under our asset-based revolving credit facility. We believe that these sources of liquidity will be adequate to fund our operations, working capital requirements, capital expenditures, integration and transaction-related costs, debt service obligations, dividend payments and other current and long-term obligations and strategic initiatives for the next 12 months following May 31, 2026, and the foreseeable future.

Our ability to borrow under the asset-based revolving credit facility is subject to a borrowing base and satisfaction of customary borrowing conditions. In addition, the asset-based revolving credit facility requires us to maintain a minimum consolidated fixed charge coverage ratio only during a trigger period based on excess availability. Our senior secured notes, term loan facility and asset-based revolving credit facility also contain covenants and restrictions that, subject to customary exceptions and baskets, may limit our ability to incur additional indebtedness, pay dividends, make investments, dispose of assets or engage in other transactions, with certain restrictions becoming more limiting during periods of reduced availability or covenant trigger events. There can be no assurance that our sources of liquidity and capital resources will continue to be sufficient for our needs or that we will be able to obtain additional debt or equity financing on acceptable terms in the future.

We routinely monitor our current and expected operational requirements, financial market conditions, credit relationships, capital structure and liquidity needs.

We believe that our cash balances, cash generated from operating activities and availability under our asset-based revolving credit facility provide adequate capital for our current operational needs, working capital requirements, capital expenditures, integration and transaction-related costs, debt service obligations and other current and long-term obligations and strategic initiatives. We may from time to time seek additional capital through the issuance of debt and/or equity securities or other financing arrangements to strengthen our liquidity, fund strategic initiatives, refinance existing obligations or otherwise support our capital structure.

Although we successfully accessed the debt capital markets in connection with the Kloeckner Acquisition, our future ability to access the financial markets and the terms under which we may do so will depend on a number of factors, including our financial performance, credit profile, prevailing interest rates, financial market conditions, economic conditions and other factors, many of which are outside our control. There can be no assurance that additional debt or equity financing will be available on terms acceptable to us, if at all. Any additional debt financing could increase our interest expense, leverage and covenant obligations, and any additional equity financing could dilute the interests of our existing shareholders.

Operating Activities

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year to year due to economic and industry conditions. We rely on cash and short-term borrowings to meet cyclical increases in working capital needs. These needs generally rise during periods of economic expansion or higher raw material prices, requiring increased levels of inventory and accounts receivable. During economic slowdowns, or periods of declining raw material costs, working capital needs generally decrease as inventories and accounts receivable are reduced.

Net cash provided by operating activities was $201.2 million during fiscal 2026 compared to $230.3 million in fiscal 2025, a decrease of $29.1 million. This change was primarily due to incremental professional and other fees paid in connection with the Kloeckner Acquisition in the amount of $21.4 million and a $19.7 million reduction in the releases of cash from net operating working capital (accounts receivable, inventories, and accounts payable), partially offset by a $10.7 million increase in dividends from Serviacero Worthington. The reduction in the release of net operating working capital is driven by higher average steel prices in fiscal 2026 over fiscal 2025, partially offset by lower-than-normal inventory levels at the end of fiscal 2026 due to tightness in the steel market supply.

Investing Activities

Net cash used in investing activities was $213.4 million during fiscal 2026 compared to $129.1 million in fiscal 2025. In the current year period, the driver of net cash used in investing activities was primarily related to capital expenditures of $121.2 million, which were substantially related to the previously announced strategic expansions of our electrical steel operations in Canada and Mexico to service the transformer and automotive markets, respectively, as well as certain other assets. Additionally, in fiscal 2026, we purchased $106.2 million of Kloeckner equity securities, and paid $2.9 million for Acquisitions, net of cash acquired, in fiscal 2026, due to the acquisition of Sitem Group. See “Note 2 – Acquisitions” for further information.

Capital expenditures reflect cash used for investment in property, plant and equipment and are presented below (this information excludes cash flows related to acquisition and divestiture activity) for each of the prior three fiscal years:

(In millions)	2026	2025	2024
Capital Expenditures	$121.2	$130.4	$103.4

Investment activities are largely discretionary and future investment activities could be reduced significantly, or eliminated, as economic conditions warrant. We assess acquisition opportunities as they arise, and any such opportunities may require additional financing. However, there can be no assurance that any such opportunities will arise, that any such acquisition opportunities will be consummated, or that any additional financing will be available on satisfactory terms. We estimate our annual maintenance capital needs to be between approximately $40.0 million and $45.0 million, which excludes capital expenditures related to strategic initiatives, including, but not limited to, manufacturing capacity expansions, corporate headquarters, and other technology upgrades. This amount is reflective of our estimated needs prior to the Kloeckner Acquisition. We expect that our annual maintenance capital needs will be approximately 1% of net sales subsequent to the Kloeckner Acquisition.

Financing Activities

Net cash provided by financing activities was $3.0 million in fiscal 2026 compared to net cash used in financing activities of $48.5 million in fiscal 2025. The increase in net cash provided by financing activities in fiscal 2026 was primarily due to $36.2 million in incremental revolver debt drawn to purchase Kloeckner shares and $38.1 million in new debt associated with the Tempel Canada facility. In fiscal 2026, we paid $32.6 million of dividends to our shareholders compared to $31.9 million in fiscal 2025.

Revolving credit facility – On November 30, 2023, we entered into a senior secured Credit Facility. The Credit Facility allows for borrowings of up to $550.0 million, to the extent secured by eligible accounts receivable and inventory balances at period end. The Credit Facility does not include credit rating triggers. As of May 31, 2026, there were $185.4 million of outstanding borrowings drawn against the Credit Facility with $219.5 million available under the Credit Facility after accounting for the eligible borrowing base. As of May 31, 2026, we were in compliance with the financial covenants of the Credit Facility.

On January 15, 2026, we amended the Credit Facility to, among other things, permit us to consummate the Offer. We incurred immaterial costs associated with the amendment. For additional information, see “Note 2 – Acquisitions”.

Canadian Government Regional Economic Growth Loan – Tempel owns a subsidiary in Canada (“Tempel Canada”) that entered into an agreement with the Federal Economic Development Agency for Southern Ontario, Canada, through the Canadian Government’s Regional Economic Growth Innovation program, which provided a 0% interest loan of up to CAD $3.5 million (approximately USD $2.5 million as of May 31, 2026) (“FED DEV Loan”). The FED DEV Loan is to be used for the purchase and installation of advanced manufacturing equipment at Tempel Canada’s Burlington, Ontario location. As of May 31, 2026, $2.3 million was outstanding under the FED DEV Loan.

Business Development Bank of Canada Canadian Loan – On March 25, 2025, Tempel Canada entered into a letter of offer (“BDC Letter”) with Business Development Bank of Canada (“BDC”). Pursuant to the terms of the BDC Letter, BDC has committed to lend Tempel Canada up to CAD $57.5 million (approximately USD $41.7 million as of May 31, 2026) (“BDC Loan”) to fund the construction of a new manufacturing facility to be located in Burlington, Ontario, Canada (“Burlington Property”). As extended in the third quarter of fiscal 2026, the draw period for the BDC Loan was set to lapse on June 30, 2026, unless further extended by BDC. Subsequent to May 31, 2026, the draw period was extended until August 31, 2026.

Worthington Steel guarantees the payment obligations of Tempel Canada in respect of the BDC Loan. As amended, the guarantee is for the full amount of the BDC Loan on the date of any demand. The BDC Loan contains representations, covenants and events of default customary for transactions of this nature, including that Tempel Canada will maintain a total debt to tangible equity ratio of 1.0 to 1.0 and a fixed charge coverage ratio of 1.15 to 1.0, each tested annually beginning May 31, 2026. As of May 31, 2026, we were in compliance with the financial covenants of the BDC Loan. As of May 31, 2026, $36.4 million was outstanding under the BDC Loan.

Canadian Advanced Manufacturing and Innovation Competitiveness Loan – On May 12, 2025, Tempel Canada entered into an agreement with the Province of Ontario’s Minister of Economic Development, Job Creation and Trade, which provided a loan for up to CAD $5.0 million (approximately USD $3.6 million as of May 31, 2026) (“AMIC Loan”) to support building and equipment expansion at the Burlington Property. During fiscal 2026, we received total distributions of CAD $2.5 million (approximately USD $1.8 million as of May 31, 2026). The AMIC Loan is structured with an incentive component that states up to CAD $0.5 million (approximately USD $0.4 million as of May 31, 2026) of the principal may be forgiven if certain performance targets are met. As of May 31, 2026, $1.8 million was outstanding under the AMIC Loan.

Sitem Group Term Loans – We assumed liabilities of Sitem Group as part of the acquisition and recorded the liabilities within the consolidated balance sheet as part of the opening balance sheet. Sitem Group’s obligations included various term loans (“Sitem Group Term Loans”), which spanned maturities and had varying interest rates and interest rate mechanisms. As of May 31, 2026, the aggregate amount outstanding of the Sitem Group Term Loans was $30.9 million, which includes the Sitem Group Standstill Agreement described below. The obligations, along with the relevant loan terms, are included in the summary table within “Note 9 – Debt”.

Standstill Agreement – Sitem Group – Sitem Group, through its subsidiary Stanzwerk AG, entered into a standstill agreement (the “Standstill Agreement”) with UBS Switzerland AG, as agent and a syndicate of lenders in April 2025.

The agreement relates to bilateral credit facilities originally provided to Stanzwerk AG in the aggregate principal amount of CHF 17.1 million (approximately USD $21.7 million as of May 31, 2026). Under the terms of the standstill, the lenders agreed to maintain availability under the credit lines through June 30, 2026. The Standstill Agreement contains financial covenants requiring Stanzwerk AG to maintain (i) a minimum equity ratio of 15%, tested quarterly beginning June 30, 2025, and (ii) minimum liquidity of CHF 4.0 million (approximately USD $5.1 million as of May 31, 2026), tested monthly beginning April 30, 2025. Stanzwerk AG was in compliance with these covenants as of May 31, 2026. A detailed discussion of all debt obligations and their associated terms is provided in “Note 9 – Debt”.

As of May 31, 2026, prior to the subsequent financing transactions described below, we had total debt outstanding of $256.8 million, consisting of $185.4 million of short-term borrowings, $27.0 million of current maturities of long-term debt and $44.4 million of long-term debt. Our debt as of May 31, 2026, included amounts outstanding under our then-existing revolving credit facility, Canadian expansion-related loan arrangements, Sitem Group Term Loans and other debt arrangements. We were in compliance with the applicable covenants under our debt arrangements as of May 31, 2026.

Common shares – Prior to the Separation, our common shares were owned by the Former Parent. After the Separation was completed, as described in “Note 11 – Equity and Mezzanine Equity”, there were 49.3 million shares issued and outstanding. On December 1, 2023, the common shares began trading on the NYSE under the ticker symbol WS.

During fiscal 2026, we declared cash dividends totaling $0.64 per common share at a quarterly rate of $0.16 per common share. During fiscal 2025, we declared cash dividends totaling $0.64 per common share at a quarterly rate of $0.16 per common share.

On June 24, 2026, during the first quarter of fiscal 2027, the Board declared a quarterly cash dividend of $0.16 per common share payable on September 29, 2026, to the shareholders of record at the close of business on September 15, 2026.

There were no common shares purchased by Worthington Steel during the period presented as part of publicly announced plans or programs.

Dividend Policy

We currently have no material contractual or regulatory restrictions on the payment of dividends provided that no event of default exists under the 2031 Revolving Credit Facility and the applicable payment conditions, including the minimum availability threshold, are satisfied. Dividends are declared at the discretion of the Board. The Board reviews the dividend quarterly and establishes the dividend rate based upon our consolidated financial condition, results of operations, capital requirements, current and projected cash flows, business prospects, and other relevant factors. There is no guarantee that we will continue the payments of dividends in the future or that any dividends declared by the Board in the future will be similar in amount or timing to any dividends previously declared by the Board.

Recent Accounting Pronouncements

Refer to “Note 1 – Description of Business, The Separation, and Basis of Presentation” for further information.

Environmental

We do not believe that compliance with environmental laws has or will have a material effect on our capital expenditures, future results of operations, or financial position or competitive position.

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

Impairment of Goodwill and Other Indefinite-Lived Long-Lived Assets

Critical estimate: Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, during the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that impairment may be present. Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimation of the fair value of each reporting unit. A reporting unit is defined as either an operating segment or one level below an operating segment. Our operations are organized as a single component, or operating segment, and therefore one reportable segment. Our reporting units, which are one level below our single operating segment, consist of: (1) Flat-Rolled Steel Processing; (2) Electrical Steel; and (3) Laser Welding.

For goodwill and indefinite-lived intangible assets, we either first perform a qualitative assessment to determine whether a quantitative impairment test is necessary or we may elect to proceed directly to a quantitative test. The qualitative assessment considers the totality of relevant events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, financial performance and other entity- and asset-specific factors. If, based on our qualitative assessment, we conclude that it is not more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset, as applicable, is less than its carrying amount, a quantitative impairment test is not required. If we elect to bypass the qualitative assessment or conclude that it is more likely than not that the applicable fair value is less than the carrying amount, we perform a quantitative impairment test. For goodwill, the quantitative test compares the fair value of each reporting unit with assigned goodwill to its carrying amount, including goodwill, and an impairment loss is recognized for the amount by which the carrying amount exceeds fair value, limited to the amount of goodwill assigned to the reporting unit. For indefinite-lived intangible assets, the quantitative test compares the fair value of each asset, or applicable unit of accounting, with its carrying amount, and an impairment loss is recognized for any excess of carrying amount over fair value.

Assumptions and judgments: When performing a qualitative assessment, judgment is required when considering relevant events and circumstances that could affect the fair value of the indefinite-lived intangible asset or reporting unit to which goodwill is assigned. Management considers whether events and circumstances such as a change in strategic direction and changes in business climate would impact the fair value of the indefinite-lived intangible asset or reporting unit to which goodwill is assigned. If a quantitative analysis is required, assumptions are required to estimate the fair value to compare against the carrying value. Fair value is determined by using valuation techniques appropriate in the circumstances, which may include income and market approaches. Significant assumptions that form the basis of fair value can include discount rates, underlying forecast assumptions and royalty rates. These assumptions are forward-looking and can be affected by future economic and market conditions.

During the third quarter of fiscal 2026, we determined that certain internal-use software assets associated with a project at Tempel Canada were impaired. We determined that it was no longer probable that the software being developed would be completed and placed in service. As the assessment for impairment for uncompleted software is performed at the module level, the assets associated with specific modules of the internal-use software assets were determined to have no value and were written down to zero, which resulted in a pre-tax impairment charge of $1.5 million for assets previously recorded in construction in progress.

During the fourth quarter of fiscal 2026, we identified indicators of impairment related to our Electrical Steel reporting unit, including weaker-than-expected demand in certain end markets, lower forecasted volumes and profitability, increased foreign competition, delayed customer program launches, and revised expectations regarding future cash flows. As a result, we performed a quantitative impairment test for the Electrical Steel reporting unit.

The fair value of the Electrical Steel reporting unit was estimated using an income approach. The income approach was based on a discounted cash flow model using management’s current projections of revenue, operating margins, capital expenditures, working capital requirements, terminal growth rates, and discount rates. The fair value measurement was classified within Level 3 of the fair value hierarchy because it included significant unobservable inputs. The key assumptions used in the fair value calculation were projected cash flows and the discount rate, which represent unobservable Level 3 inputs. These assumptions are forward-looking and could be affected by changes in market demand, competitive conditions, customer program timing, steel pricing, input costs, operating performance, capital costs and broader economic conditions. Actual results may differ from those assumed in our forecasts. Refer to “Note 5 – Goodwill, Long-Lived Assets, and Other Assets” for additional information regarding the valuation methodology, significant unobservable inputs and impairment charges recognized.

Based on this analysis, we determined that the carrying amount of the Electrical Steel reporting unit exceeded the fair value. Accordingly, a pre-tax goodwill impairment charge of $53.8 million was recorded within impairment of goodwill on the consolidated and combined income statements. The impairment charge represented all goodwill assigned to the Electrical Steel reporting unit. Given the goodwill assigned to the Electrical Steel reporting unit was fully impaired, reasonably possible changes in the discount rate or other key valuation assumptions would not have resulted in an additional goodwill impairment charge for that reporting unit. We will continue to monitor the Electrical Steel reporting unit and its related long-lived asset groups for changes in facts and circumstances that could result in additional impairment charges in future periods.

We also evaluated the Flat-Rolled Steel Processing and Laser Welding reporting units for impairment based on certain qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, operating performance, forecasted cash flows, capital expenditure requirements, product mix and market-based indicators. Based on those assessments, we determined that it was not more likely than not that the fair values of the Flat-Rolled Steel Processing and Laser Welding reporting units were less than their respective carrying amounts. Accordingly, no quantitative goodwill impairment test was required for those reporting units.

The impairment indicators identified for the Electrical Steel reporting unit were specific to that reporting unit’s exposure to electrification-related end markets, including EV applications. The Flat-Rolled Steel Processing and Laser Welding reporting units serve different end markets and applications, including broader steel processing, automotive production, tailor welded blanks, and automotive lightweighting applications. As a result, we did not identify similar adverse changes in demand, expected cash flows, or operating performance for those reporting units.

Impairment of Definite-Lived Long-Lived Assets

Critical estimate: We review long-lived assets to be held and used, including property, plant and equipment and intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group, as applicable, may not be recoverable. Long-lived assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability is assessed by comparing the carrying amount of the asset or asset group with the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If the undiscounted cash flows equal or exceed the carrying amount, the asset or asset group is considered recoverable and no impairment loss is recognized. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is measured as the amount by which the carrying amount of the asset group exceeds its fair value.

Assumptions and judgments: When performing the comparison of the sum of the undiscounted cash flows of the asset or asset group to its respective carrying amount, judgment is required when forming the basis for underlying cash flow forecast assumptions. Management considers whether events and circumstances such as a change in strategic direction and changes in business climate would impact the recoverability of the definite-lived long-lived asset or asset group. If the asset or asset group is not recoverable based on the undiscounted cash flow comparison, assumptions are required to estimate the fair value and measure any impairment loss. Significant assumptions that form the basis of fair value can include discount rates and other underlying forecast assumptions. These assumptions are forward-looking and can be affected by future economic and market conditions.

During the second quarter of fiscal 2026, the net asset value on certain machinery at our manufacturing facility in Taylor, Michigan, was lowered to $0.5 million, resulting in a pre-tax impairment charge of $0.6 million.

During fiscal 2026, we identified impairment indicators within the Electrical Steel reporting unit. These indicators included weakened demand in certain end markets, particularly industrial motors in both Europe and the United States, due to increased foreign competition, and in automotive, some delayed program launches, which negatively impacted the expected future cash flows of the related asset groups. These conditions resulted in revised expectations regarding future demand and cash flows for certain asset groups within the Electrical Steel reporting unit.

As a result, we performed a recoverability test for the affected asset groups by comparing the carrying amounts of the asset groups to the undiscounted cash flows expected to result from their use and eventual disposition. For asset groups whose carrying amounts were not recoverable, we measured impairment losses as the excess of the carrying amounts over their estimated fair values. The estimated fair values of the affected long-lived asset groups were determined using a discounted cash flow method, market approach, cost approach, or combination thereof, which included significant unobservable inputs, including forecasted volumes, operating margins, capital expenditure requirements, working capital assumptions, discount rates, replacement cost assumptions, and/or expected proceeds from asset dispositions. These fair value measurements were classified within Level 3 of the fair value hierarchy. As a result of this analysis, we recognized a pre-tax impairment charge of $58.4 million related to long-lived assets within impairment of long-lived assets and other assets in the consolidated and combined statements of earnings. The impairment charges were allocated to the long-lived assets within the respective asset groups on a pro rata basis, subject to the limitation that no individual long-lived asset was reduced below its determinable fair value. Refer to “Note 5 – Goodwill, Long-Lived Assets, and Other Assets” for additional information regarding the valuation methodology, significant unobservable inputs and impairment charges recognized.

The impairment indicators identified for the Electrical Steel reporting unit were specific to that reporting unit’s exposure to electrification-related end markets, including EV applications. The Flat-Rolled Steel Processing and Laser Welding reporting units serve different end markets and applications, including broader steel processing, automotive production, tailor welded blanks, and automotive lightweighting applications. As a result, we did not identify similar adverse changes in demand, expected cash flows, or operating performance for those reporting units.

Income Taxes

Critical estimate: We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and deferred tax liabilities for expected future tax consequences of temporary differences that currently exist between the tax basis and financial reporting basis of our assets and liabilities. We evaluate the deferred tax assets to determine whether it is more likely than not that some, or a portion, of the deferred tax assets will not be realized, and provide a valuation allowance as appropriate. Changes in existing tax laws or rates could significantly impact the estimate of our tax liabilities. Significant judgment is required in estimating our income tax provision, assessing the realizability of deferred tax assets, evaluating valuation allowances and measuring uncertain tax positions.

GAAP contains a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and for which actual outcomes may differ from forecasted outcomes. Our policy is to include interest and penalties related to uncertain tax positions in income tax expense.

Assumptions and judgments: Significant judgment is required in determining our tax expense and in evaluating our tax positions. Tax benefits from uncertain tax positions that are recognized in our consolidated financial statements are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Valuation allowances are recorded if it is more likely than not that some portion of the deferred income tax assets will not be realized. In evaluating the need for a valuation allowance, we consider various factors, including the expected level of future taxable income and available tax planning strategies. Any changes in judgment about the valuation allowance are recorded through Income tax expense and are based on changes in facts and circumstances regarding realizability of deferred tax assets.

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

During fiscal 2026, income tax estimates were affected by the Sitem Group acquisition, including the recognition and measurement of acquired deferred tax assets and liabilities, the tax effects of purchase accounting adjustments, the tax treatment of goodwill and identifiable intangible assets. We recorded valuation allowances of $11.0 million, of which $3.3 million related to acquired entities, and $7.7 million related to current year changes in management’s estimates of realizability, primarily relating to net operating loss carryforwards, interest carryforward and other deductible temporary differences. We further recognized $2.6 million associated with gross uncertain tax positions.

See “Note 14 – Income Taxes” for further information.

Employee Pension Plans

Critical estimate: Defined benefit pension and other post-employment benefit (“OPEB”) plan obligations are remeasured at least annually as of reporting period end based on the present value of projected future benefit payments for all participants for services rendered to date. The measurement of projected future benefits is dependent on the provisions of each specific plan, demographics of the group covered by the plan and other key measurement assumptions. The funded status of these benefit plans, which represents the difference between the benefit obligation and the fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the end of each fiscal year. Net periodic benefit cost is included in other income (expense) in our consolidated and combined statements of earnings, except for the service cost component, which is recorded in SG&A.

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

Holding all other factors constant, a decrease in the discount rate by 0.25% would have increased the projected benefit obligation at May 31, 2026, by approximately $2.8 million. Also, holding all other factors constant, a decrease in the expected long-term rate of return on plan assets by 0.25% would have increased fiscal 2026 pension expense by approximately $0.2 million.

See “Note 13 – Employee Retirement Plans” for further information.

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

Assumptions and judgments: Significant assumptions, which vary by the class of asset or liability, are forward-looking and could be affected by future economic and market conditions. We engage third-party valuation specialists who review our critical assumptions and prepare the calculation of the fair value of acquired intangible assets in connection with significant business combinations. The excess of the purchase price over the fair values of identifiable assets acquired and liabilities assumed is recorded as goodwill. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

During fiscal 2026, Tempel completed the acquisition of a 52% ownership interest in Sitem Group. The preliminary purchase price allocation required significant estimates and assumptions related to the valuation of acquired tangible assets, identifiable intangible assets, right-of-use assets and lease liabilities, deferred taxes, pension and other postretirement obligations, debt, redeemable noncontrolling interests and residual goodwill. The identifiable intangible assets acquired included customer relationships, technological know-how, a favorable right-of-use lease asset and software. The valuation of these assets required management to estimate, among other items, forecasted revenue growth, customer attrition, operating margins, royalty rates, replacement cost, discount rates and useful lives. During fiscal 2026, we finalized the valuation of the assets acquired and liabilities assumed and recognized certain net financial position adjustments and tax-related measurement period adjustments resulting from changes in the underlying calculations.

On June 3, 2026, subsequent to fiscal 2026, we completed the acquisition of a majority interest in Kloeckner. Because the acquisition closed after May 31, 2026, the related acquisition accounting did not affect our fiscal 2026 consolidated balance sheet. However, the acquisition is expected to require significant estimates in future periods, including the identification and valuation of acquired assets and assumed liabilities, fair value measurement of any previously held equity interests, identifiable intangible assets, deferred taxes, debt and financing arrangements, noncontrolling interests and goodwill.

See “Note 2 – Acquisitions” and “Note 21 – Subsequent Events” for further information.

Redeemable noncontrolling interest

Critical estimate: Redeemable noncontrolling interests are initially recorded at their issuance-date, or acquisition date, fair value. After initial measurement, redeemable noncontrolling interests that are currently redeemable, or probable of becoming redeemable, are adjusted to the greater of (i) current redemption value or (ii) carrying amount. Any remeasurement of the redeemable noncontrolling interest is accounted for as a deemed dividend of redeemable noncontrolling interest and recorded as an adjustment to retained earnings, which also reduces earnings available to common shareholders for the calculation of earnings per common share.

Assumptions and judgments: The determination of whether redemption is probable requires significant judgment, including evaluating contractual terms, market conditions, and the intent of minority holders. If redemption becomes probable, the carrying amount is adjusted to redemption value, which could increase volatility in retained earnings and additional paid-in capital in future periods. The redemption value is updated at least annually based on a third-party valuation. For interim periods, we update the valuation on a roll-forward approach unless events or circumstances indicate that a material change has occurred, in which case a reassessment is performed.

During fiscal 2026, in connection with the Sitem Group acquisition, we entered into arrangements with certain minority interest holders that provide redemption rights that could require us to purchase the minority holders’ remaining interests upon the occurrence of specified events. As the redemption features are not solely within our control, the related interests are classified outside permanent equity as redeemable noncontrolling interests.

The redemption value is based on specified financial metrics and valuation assumptions. The estimate may be affected by changes in Sitem Group’s actual or forecasted earnings, working capital, debt, applicable valuation multiples, foreign currency exchange rates, discount rates and other market participant assumptions. Changes in the estimated redemption value are recorded as adjustments to retained earnings, or in the absence of retained earnings, additional paid-in capital, and may reduce earnings available to common shareholders for purposes of earnings per share.

See “Note 2 – Acquisitions” and “Note 11 – Equity and Mezzanine Equity” for further information.

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

Commodity Price Risk

We are exposed to market risk for price fluctuations on purchases of raw materials as well as our utility requirements. We attempt to negotiate the best prices for commodities and to competitively price products and services to reflect the fluctuations in market prices. Derivative financial instruments have been used to manage a portion of our exposure to fluctuations in the cost of certain commodities, including steel, natural gas, zinc, scrap and other raw materials. These contracts covered periods commensurate with known or expected exposures throughout fiscal 2026. The derivative financial instruments were executed with highly rated financial institutions. No credit loss is anticipated.

Foreign Exchange Rate Risk

Although the substantial majority of our business activity takes place in the U.S., we derive a portion of our revenues and earnings from operations in foreign countries. Our foreign currency exposure primarily consists of the Canadian dollar, Mexican peso, Chinese yuan, Indian rupee, Swiss franc, and Euro through our operations in Canada, Mexico, China, India, Switzerland, and the European Union (Germany, Italy, France, and Slovakia), respectively. We have exposure to exchange rate fluctuations, both due to translation and transaction exposures. Translation exposures arise from measuring income statements of foreign subsidiaries with functional currencies other than the U.S. dollar. Transaction exposures involve impacts from 1) input or transaction costs that are denominated in currencies other than the local reporting currency and 2) revaluation of working capital balances denominated in currencies other than the functional currency. In response to the devaluation of foreign currencies (including those deemed highly inflationary), any lags or inability (due to government restrictions) to implement price increases or the negative impacts of such actions may lead to a decline in our net earnings and cash flows.

Derivative financial instruments have been used to manage a portion of our exposure to fluctuations in certain foreign currencies. These contracts covered periods commensurate with known or expected exposures throughout fiscal 2026. The derivative financial instruments were executed with highly rated financial institutions. During fiscal 2026, we entered into a cross-currency swap to hedge foreign currency risk on a portion of our Euro net investment in the Sitem Group foreign subsidiary against fluctuations in Euro/USD exchange rates. No credit loss is anticipated.

During fiscal 2026, we executed a Euro/U.S. Dollar foreign currency forward contract to hedge a portion of the expected purchase price of the Kloeckner Acquisition and subsequently increased the notional amount. As the expected closing date of the Kloeckner Acquisition was accelerated, we entered into additional foreign currency contracts during May 2026 to effectively accelerate the settlement date of its hedge from the second quarter of fiscal 2027 to the first quarter of fiscal 2027. We subsequently settled the related foreign currency forward contracts in the first quarter of fiscal 2027.

The notional values and corresponding interest rates are disclosed in “Note 16 – Derivative Financial Instruments and Hedging Activities” to the consolidated and combined financial statements located in Item 8 of this Form 10-K.

Total foreign currency transaction gains and losses included in our net earnings were gains of $3.1 million in 2026, $2.4 million in 2025, which included a $4.0 million gain on Sitem Group purchase derivative, and $0.9 million in 2024, respectively.

The fair values of our outstanding derivative positions as of May 31, 2026, and May 31, 2025, are summarized below. Fair values of these derivative financial instruments do not consider the offsetting impact of the underlying hedged item.

(In millions)	2026	2025
Commodity contracts	$6.5	$(2.0)
Foreign currency exchange contracts	$(2.2)	$3.9
Cross-currency swap	$(1.8)	$-

A sensitivity analysis of changes in the price of hedged commodities and foreign currency exchange contracts indicates that a hypothetical 10% decline in the market prices of steel, zinc, scrap, natural gas or any combination of these would increase the fair value of our commodity derivative portfolio by approximately $6.6 million. A hypothetical 10% increase in the value of the currencies underlying our foreign currency hedge contracts would increase the fair value of our foreign currency derivative portfolio by approximately $60.6 million, primarily due to the Company’s non-designated hedges associated with the expected purchase price of the Kloeckner Acquisition. Excluding these transaction-specific hedges, the same hypothetical 10% increase in hedge currencies would not have a material impact on the fair value of our foreign currency derivative portfolio.

If the Euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $7.8 million unfavorable impact to the fair value of the cross-currency swap recognized in OCI. The aforementioned unfavorable impacts recognized within OCI would be offset by favorable currency translation gains on our hedged net investments in those foreign subsidiaries.

Interest Rate Risk

We are exposed to market risk related to our variable-rate debt, primarily via our Credit Facility. Under our current policies, we do not generally enter into interest rate derivative instruments to manage exposure to interest rate changes, although we hold immaterial interest rate swap derivative instruments. Increases in interest rates may decrease pretax net earnings as a result of higher interest rates. As of May 31, 2026, we had $185.4 million outstanding under the Credit Facility.

A sensitivity analysis of changes in the interest rate on the Credit Facility indicates that a 10% increase in the interest rate would not have a material impact to the value of pretax net earnings. Consequently, any future borrowings on our Credit Facility will increase market risk resulting from potential interest rate volatility.

Equity Price Risk

During fiscal 2026, we purchased Kloeckner shares, which are publicly traded equity securities. These investments are subject to market volatility and may fluctuate in value based on changes in market conditions and issuer-specific developments.

As disclosed in “Note 4 – Investments” to the consolidated and combined financial statements located in Item 8 of this Form 10-K, as of May 31, 2026, the fair value of the Kloeckner shares, as determined in accordance with GAAP, was $122.2 million. A hypothetical 10% decrease in market prices as of May 31, 2026, would result in an approximate $12.2 million decrease in the fair value of those equity securities, which would be recognized in net earnings.

This sensitivity analysis is based on a static balance sheet position and does not consider potential management actions or changes in market conditions subsequent to the reporting date. Given changes in the fair value of equity securities are recognized in net earnings, our net earnings may experience volatility unrelated to our core operating performance. During fiscal 2026, changes in fair value of equity securities increased net earnings by $15.7 million. Future market fluctuations could materially affect results of operations.

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

Opinion on the Consolidated and Combined Financial Statements

We have audited the accompanying consolidated balance sheets of Worthington Steel, Inc. and subsidiaries (the Company) as of May 31, 2026 and 2025, the related consolidated and combined statements of earnings, comprehensive income, equity and mezzanine equity, and cash flows for each of the years in the three-year period ended May 31, 2026, and the related notes and financial statement schedule II (collectively, the consolidated and combined financial statements). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 30, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of audit evidence over net sales

As discussed in Notes 1 and 2 to the consolidated and combined financial statements, the Company recognizes net sales upon transfer of control of promised goods or services to customers in an amount that reflects the consideration the Company expects to receive for those goods or services, including any variable consideration. The Company recorded $3,443.8 million of net sales for the year ended May 31, 2026.

We identified the evaluation of the sufficiency of audit evidence over net sales as a critical audit matter. Evaluating the sufficiency of audit evidence obtained required subjective auditor judgment because of the geographical dispersion of the Company’s net sales generating activities. This included determination of the Company locations for which procedures were performed.

The following are the primary procedures we performed to address the critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over net sales, including the determination of the Company locations for which those procedures were to be performed. For certain Company locations for which procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s net sales process, including controls over the accurate recording of sales and performed a software-assisted data analysis to test the relationships among certain revenue transactions. For each Company location for which procedures were performed, we selected a sample of transactions and assessed the recorded net sales by comparing the amounts recognized for consistency with underlying documentation, including contracts with customers and shipping documentation. Additionally, we confirmed the amount of net sales recorded for certain transactions with a related party customer. We evaluated the sufficiency of audit evidence obtained over net sales by assessing the results of procedures performed, including the appropriateness of the nature and extent of audit effort.

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.

Detroit, Michigan
July 30, 2026

WORTHINGTON STEEL, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	May 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$84.6	$38.0
Restricted cash	-	54.9
Receivables, less allowances of $1.1 and $3.8, respectively	496.2	438.7
Inventories:
Raw materials	168.5	179.4
Work in process	145.9	165.6
Finished products	101.3	77.0
Total inventories	415.7	422.0
Income taxes receivable	14.3	0.1
Assets held for sale	9.1	11.5
Prepaid expenses and other current assets	110.0	83.3
Total current assets	1,129.9	1,048.5
Investment in unconsolidated affiliate	123.4	126.6
Operating lease right-of-use assets	77.8	72.6
Finance lease right-of-use assets, net of accumulated amortization of $4.4 and $–, respectively	7.5	-
Goodwill	44.5	79.6
Other intangible assets, net of accumulated amortization of $65.9 and $50.3, respectively	77.3	67.9
Deferred income taxes	12.7	11.4
Equity securities	122.2	-
Other assets	7.8	7.0
Property, plant and equipment:
Land	57.2	38.6
Buildings and improvements	272.5	190.4
Machinery and equipment	1,065.0	942.6
Construction in progress	105.9	132.7
Total property, plant and equipment	1,500.6	1,304.3
Less: accumulated depreciation	851.3	756.1
Total property, plant and equipment, net	649.3	548.2
Total assets	$2,252.4	$1,961.8

See notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	May 31,
	2026	2025
LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current liabilities:
Accounts payable	$424.0	$402.5
Short-term borrowings	185.4	149.2
Accrued compensation, contributions to employee benefit plans and related taxes	60.0	43.0
Dividends payable	9.2	9.3
Other accrued items	56.2	15.3
Current operating lease liabilities	10.4	7.7
Current finance lease liabilities	2.9	-
Income taxes payable	0.7	4.5
Current maturities of long-term debt	27.0	-
Total current liabilities	775.8	631.5
Other liabilities	51.5	32.8
Long-term debt	44.4	2.3
Noncurrent operating lease liabilities	78.7	68.7
Noncurrent finance lease liabilities	5.5	-
Deferred income taxes	33.6	28.6
Total liabilities	989.5	763.9

Mezzanine equity:
Redeemable noncontrolling interest (“Redeemable NCI”)	65.3	-
Total mezzanine equity	65.3	-

Shareholders’ equity - controlling interest:
Preferred shares, without par value; authorized – 1,000,000 shares; no shares issued or outstanding	-	-
Common shares, without par value; authorized – 150,000,000 shares; issued and outstanding 49,920,298 shares and 49,548,895 shares, respectively	-	-
Additional Paid-in Capital (“APIC”)	919.4	913.9
Retained earnings	140.0	164.2
Accumulated other comprehensive income (loss), net of taxes of $(2.3) and $(2.0), respectively	3.9	(4.0)
Total shareholders’ equity – controlling interest	1,063.3	1,074.1
Noncontrolling interests (“NCI”)	134.3	123.8
Total equity	1,197.6	1,197.9
Total liabilities, mezzanine equity and equity	$2,252.4	$1,961.8

See notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS

(In millions, except per common share amounts)

	Fiscal Years Ended May 31,
	2026	2025	2024
Net sales	$3,443.8	$3,093.3	$3,430.6
Cost of goods sold	3,040.5	2,704.7	2,990.8
Gross margin	403.3	388.6	439.8
Selling, general and administrative expense	297.4	231.6	224.4
Impairment of goodwill	53.8	-	-
Impairment of long-lived assets and other assets	60.5	7.4	1.4
Restructuring and other (income) expense, net	(7.0)	2.6	-
Separation costs	-	-	19.5
Operating income (loss)	(1.4)	147.0	194.5
Other income (expense):
Miscellaneous income, net	16.6	3.8	5.3
Interest expense, net	(28.4)	(7.1)	(6.0)
Equity in net income of unconsolidated affiliate	20.3	4.4	22.4
Earnings before income taxes	7.1	148.1	216.2
Income tax expense	20.0	28.8	46.1
Net earnings (loss)	(12.9)	119.3	170.1
Net earnings (loss) attributable to noncontrolling interests	(21.4)	8.6	15.4
Net earnings attributable to controlling interest	$8.5	$110.7	$154.7

Basic
Weighted average common shares outstanding	49.8	49.5	49.3
Earnings per share attributable to controlling interest	$0.17	$2.24	$3.14

Diluted
Weighted average common shares outstanding	50.8	50.5	49.8
Earnings per share attributable to controlling interest	$0.17	$2.19	$3.11

See notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Fiscal Years Ended May 31,
	2026	2025	2024
Net earnings attributable to controlling interest	$8.5	$110.7	$154.7
Net earnings (loss) attributable to noncontrolling interests	(21.4)	8.6	15.4
Net earnings (loss)	$(12.9)	$119.3	$170.1
Other comprehensive income (loss):
Foreign currency translation, net	7.4	1.2	(1.3)
Net investment hedge, net of tax	(1.3)	-	-
Pension liability adjustment, net of tax	4.0	(1.1)	2.4
Cash flow hedges, net of tax	3.0	2.0	(5.1)
Other comprehensive income (loss)	13.1	2.1	(4.0)
Comprehensive income	0.2	121.4	166.1
Comprehensive income (loss) attributable to noncontrolling interests	(16.2)	8.6	15.4
Comprehensive income attributable to controlling interest	$16.4	$112.8	$150.7

See notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY AND MEZZANINE EQUITY

(Dollars in millions, except per common share amounts)

	Controlling Interest
				Net						Mezzanine
				Investment						Equity
				by the
	Common Shares			Former	AOCI,	Retained				Redeemable
	Shares	Amount	APIC	Parent	Net of Tax	Earnings	Total	NCI	Total	NCI
Balance at May 31, 2023	-	$-	$-	$1,031.1	$(2.1)	$-	$1,029.0	$125.6	$1,154.6	$-
Net earnings	-	-	-	52.5	-	102.2	154.7	15.4	170.1	-
Other comprehensive loss	-	-	-	-	(4.0)	-	(4.0)	-	(4.0)	-
Distribution to the Former Parent in connection with the Separation	-	-	(150.0)	-	-	-	(150.0)	-	(150.0)	-
Transfers from (to) the Former Parent, net	-	-	11.4	(44.1)	-	-	(32.7)	-	(32.7)	-
Transfers of Net Investment by the Former Parent to Additional Paid-in Capital	49,286,517	-	1,039.5	(1,039.5)	-	-	-	-	-	-
Common shares issued, net of withholding tax	44,997	-	0.2	-	-	-	0.2	-	0.2	-
Theoretical common shares in non-qualified deferred compensation plans	-	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	4.2	-	-	-	4.2	-	4.2	-
Dividends to noncontrolling interests	-	-	-	-	-	-	-	(8.8)	(8.8)	-
Cash dividends declared ($0.32) per common share	-	-	-	-	-	(16.1)	(16.1)	-	(16.1)	-
Balance at May 31, 2024	49,331,514	$-	$905.3	$-	$(6.1)	$86.1	$985.3	$132.2	$1,117.5	$-
Net earnings	-	-	-	-	-	110.7	110.7	8.6	119.3	-
Other comprehensive income	-	-	-	-	2.1	-	2.1	-	2.1	-
Common shares issued, net of withholding tax	217,381	-	(3.1)	-	-	-	(3.1)	-	(3.1)	-
Theoretical common shares in non-qualified deferred compensation plans	-	-	0.1	-	-	-	0.1	-	0.1	-
Stock-based compensation	-	-	11.6	-	-	-	11.6	-	11.6	-
Dividends to noncontrolling interests	-	-	-	-	-	-	-	(17.0)	(17.0)	-
Cash dividends declared ($0.64) per common share	-	-	-	-	-	(32.6)	(32.6)	-	(32.6)	-
Balance at May 31, 2025	49,548,895	$-	$913.9	$-	$(4.0)	$164.2	$1,074.1	$123.8	$1,197.9	$-
Acquisitions (Note 2)	-	-	-	-	-	-	-	-	-	97.3
Contribution of Tempel Nagold (Note 2)	-	-	(0.7)	-	-	-	(0.7)	-	(0.7)	0.7
Net earnings (loss)	-	-	-	-	-	8.5	8.5	16.5	25.0	(37.9)
Other comprehensive income	-	-	-	-	7.9	-	7.9	-	7.9	-
Other comprehensive income attributable to Redeemable NCI					-					5.2
Common shares issued, net of withholding tax	371,403	-	(5.9)	-	-	-	(5.9)	-	(5.9)	-
Theoretical common shares in non-qualified deferred compensation plans	-	-	0.2	-	-	-	0.2	-	0.2	-
Stock-based compensation	-	-	11.9	-	-	-	11.9	-	11.9	-
Dividends to noncontrolling interests	-	-	-	-	-	-	-	(6.0)	(6.0)	-
Cash dividends declared ($0.64) per common share	-	-	-	-	-	(32.7)	(32.7)	-	(32.7)	-
Balance at May 31, 2026	49,920,298	$-	$919.4	$-	$3.9	$140.0	$1,063.3	$134.3	$1,197.6	$65.3

See notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In millions)

	Fiscal Years Ended May 31,
	2026	2025	2024
Operating activities:
Net earnings (loss)	$(12.9)	$119.3	$170.1
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	84.2	66.0	65.3
Impairment of goodwill, long-lived assets, and other assets	114.3	7.4	1.4
Provision for (benefit from) deferred income taxes	(10.4)	(3.1)	1.1
Bad debt expense	0.8	1.8	1.1
Equity in net income of unconsolidated affiliate, net of distributions	3.2	8.4	(20.4)
Net (gain) loss on sale of assets	(4.7)	(0.7)	1.0
Stock-based compensation	13.9	11.0	10.3
Unrealized gain on equity securities	(16.0)	-	-
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	(16.3)	34.1	(1.4)
Inventories	47.2	(16.7)	16.4
Accounts payable	(17.4)	15.8	(26.7)
Accrued compensation and employee benefits	5.4	(9.8)	7.9
Other operating items, net	9.9	(3.2)	(26.6)
Net cash provided by operating activities	201.2	230.3	199.5

Investing activities:
Investment in property, plant and equipment	(121.2)	(130.4)	(103.4)
Acquisitions, net of cash acquired	(2.9)	-	(21.0)
Proceeds from sale of assets, net of selling costs	16.6	1.3	1.2
Purchases of equity securities	(106.2)	-	-
Other investing activities	0.3	-	-
Net cash used in investing activities	(213.4)	(129.1)	(123.2)

Financing activities:
Distribution to the Former Parent in connection with the Separation	-	-	(150.0)
Transfers to the Former Parent, net	-	-	(47.6)
Proceeds from short-term borrowings, net	25.0	15.0	127.2
Proceeds from revolving credit facility borrowings - swing loans	1,622.0	508.7	266.1
Repayment of revolving credit facility borrowings - swing loans	(1,610.8)	(522.5)	(248.1)
Proceeds from long-term debt, net of issuance costs	38.1	2.3	-
Principal payments on long-term debt	(22.4)	-	-
Payments of tax withholdings, net of proceeds from issuance of common shares	(5.9)	(3.1)	0.3
Payments to noncontrolling interests	(6.0)	(17.0)	(8.8)
Dividends paid	(32.6)	(31.9)	(7.9)
Payments of debt issuance costs	(4.4)	-	-
Net cash provided by (used in) financing activities	3.0	(48.5)	(68.8)

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	0.9	-	-
Increase (decrease) in cash, cash equivalents and restricted cash	(8.3)	52.7	7.5
Cash, cash equivalents, and restricted cash at beginning of year	92.9	40.2	32.7
Cash, cash equivalents, and restricted cash at end of year	$84.6	$92.9	$40.2

See notes to consolidated and combined financial statements.

WORTHINGTON STEEL, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Fiscal Years Ended May 31, 2026, 2025, and 2024

(Amounts in millions, except per common share amounts)

Note 1 – Description of Business, The Separation, and Basis of Presentation

Description of the Business

The Company is one of North America’s premier value-added steel processors with the ability to provide a diversified range of products and services that span a variety of end markets. The Company maintains market leading positions in the North American carbon flat-rolled steel and tailor welded blank industries and is one of the largest global producers of electrical steel laminations. For over 70 years, the Company has been delivering high quality steel processing capabilities across a variety of end markets including automotive, heavy truck, agriculture, construction, and energy. The Company serves its customers primarily by processing flat-rolled steel coils, which are sourced primarily from various North American steel mills, into the precise type, thickness, length, width, shape, and surface quality required by customer specifications. The Company sells steel on a direct basis, whereby it is exposed to the risks and rewards of ownership of the material while in its possession. Additionally, the Company toll processes steel under a fee for service arrangement whereby it processes customer-owned material. The Company’s manufacturing facilities further benefit from the flexibility to scale between direct and tolling services based on demand dynamics throughout the year.

Fiscal Periods

The Company’s fiscal year and fourth quarter end on May 31, with fiscal 2026 ending on May 31, 2026, fiscal 2025 ending on May 31, 2025, and fiscal 2024 ending on May 31, 2024. The Company’s other quarterly periods end on the final day of August (first quarter), November (second quarter) and February (third quarter).

The Separation

Separation from Former Parent

On the Separation Date at 12:01 a.m. Eastern Time, Worthington Enterprises completed the Separation and Worthington Steel became a stand-alone publicly traded company. The Separation was achieved through the Distribution. Each holder of record of Worthington Enterprises common shares received one common share of Worthington Steel for every one Worthington Enterprises common share held at the close of business on the Record Date. In connection with the Separation, Worthington Steel made a cash distribution to Worthington Enterprises of $150.0 million from the issuances of the Credit Facility (see Note 9 – Debt). Additionally, as part of the Separation, Worthington Enterprises made a contribution of certain assets and liabilities, including $3.8 million of cash and cash equivalents, to Worthington Steel. Worthington Enterprises retained no ownership interest in Worthington Steel following the Separation. Also on the Separation Date, Worthington Steel’s common shares began trading on the NYSE under the ticker symbol WS.

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

Direct and incremental costs incurred in connection with the Separation, including (a) fees paid to third parties for audit, advisory, and legal services to effect the Separation, (b) non-recurring employee-related costs, such as retention bonuses, and (c) non-recurring functional costs associated with shared corporate functions (collectively, the “Separation Costs”) are presented separately in the Company’s consolidated and combined statements of earnings. Separation Costs totaled $19.5 million for fiscal 2024. No Separation Costs were incurred during fiscal 2025 or fiscal 2026.

Basis of Presentation – Subsequent to Separation

The Company’s financial statements for the periods until the Separation on December 1, 2023, are combined financial statements prepared on a carve-out basis as discussed below. The Company’s financial statements for the periods beginning on and after December 1, 2023, are consolidated financial statements based on the reported results of the Company as a stand-alone company. Accordingly, the third quarter of fiscal 2024 and onward include consolidated and combined financial statements, whereas all prior periods included combined financial statements.

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

Transactions and accounts which have occurred within the Company have been eliminated, based on historical intracompany activity. The Former Parent’s net investment in these operations, including intercompany transactions between the Former Parent and the Company, is reflected as Net Investment by the Former Parent on the accompanying consolidated and combined financial statements.

The Company’s consolidated and combined financial statements include certain costs of doing business incurred by the Former Parent at the corporate level. These costs are for (1) corporate support functions provided on a centralized basis, including information technology, human resources, finance, and corporate operations, among others, (2) profit sharing and bonuses, and (3) respective surpluses and shortfalls of various planned insurance expenses. These costs are included in the consolidated and combined statements of earnings, primarily within SG&A. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remaining allocated using related drivers associated with the nature of the business, such as headcount or profitability, considering the characteristics of each respective cost. Management believes the assumptions regarding the allocation of the Former Parent’s general corporate expenses are reasonable.

All other third-party debt and related interest expense not directly attributable to the Company have been excluded from the consolidated and combined financial statements because the Company is not the legal obligor of the debt and the borrowings are not specifically identifiable to the Company. Additionally, as described in “Note 19 – Related Party Transactions,” debt and related interest expense between the Former Parent and TWB have been attributed to the Company, as the Company is both the legal obligor and directly benefited from the borrowings.

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

Net Investment by the Former Parent

Net Investment by the Former Parent in the consolidated and combined statements of equity and mezzanine equity represents the Former Parent’s historical investment in the Company, the net effect of transactions with and allocations from the Former Parent, and the Company’s retained earnings. All transactions reflected in Net Investment by the Former Parent have been considered as financing activities for purposes of the consolidated and combined statements of cash flows. For additional information, see “Basis of Presentation – Prior to Separation” above and “Note 19 – Related Party Transactions”.

Consolidation, Consolidated Subsidiaries and Investment in Unconsolidated Affiliate

The consolidated and combined financial statements include the accounts of Worthington Steel and its consolidated subsidiaries. Material intercompany accounts and transactions are eliminated.

On June 3, 2025, the Company, through Tempel, completed its acquisition of 52% of the issued and outstanding capital stock of Sitem Group. The results of Sitem Group are included in the Company’s consolidated financial statements on a one-month reporting lag to allow for the timely completion of its financial reporting process. The Company did not identify any material events during the most recent lag period that would require adjustment to the consolidated financial statements. For additional information, see “Note 2 – Acquisitions”.

The Company participates in several business arrangements commonly referred to as “joint ventures”. These include both consolidated and unconsolidated entities, as described below. While the Company refers to all such arrangements as “joint ventures” for ease of reference and to align with external naming conventions, the Company consolidates Spartan, TWB, WSCP, Sitem Group, and WSP, as it has a controlling financial interest under applicable accounting guidance. The Company’s investment in its unconsolidated affiliate, Serviacero Worthington, is accounted for using the equity method. Material intercompany accounts and transactions are eliminated.

The Company owns controlling interests in the following four operating joint ventures: Spartan (52%); TWB (55%); WSCP (63%); and Sitem Group (52%). The Company also owns a controlling interest (51%) in WSP, which became a non-operating joint venture on October 31, 2022, when its remaining net assets were sold. These joint ventures are consolidated with the equity owned by the other joint venture members shown as Noncontrolling interests or, in the case of Sitem Group, Redeemable NCI, in the Company’s consolidated balance sheets, and their portions of net earnings and other comprehensive income (loss) (“OCI”) are shown as net earnings or comprehensive income attributable to noncontrolling interests in the Company’s consolidated and combined statements of earnings and comprehensive income, respectively.

The Company owns a noncontrolling interest (50%) in an unconsolidated joint venture, Serviacero Worthington. The investment in the Company’s unconsolidated affiliate is accounted for using the equity method based upon financial information reported on a one-month lag with the Company’s proportionate share of income or loss recognized within equity in net income of unconsolidated affiliate (“equity income”) in its consolidated and combined statements of earnings. For additional information, see “Note 4 – Investments”.

Organizational Structure and Operating Segment

The Company’s operations are managed principally on a products and services basis under a single group organizational structure. The Company has determined that it has only one operating segment and therefore one reportable segment after considering several sources of information, including the Company’s internal organizational structure, the basis on which budgets and forecasts are prepared, the financial information that the Company’s CODM reviews in evaluating company performance and determining how resources should be allocated, and how the Company releases information to the public and analysts. The Company’s CODM is Worthington Steel’s CEO. For additional information, see “Note 20 – Segment Information and Geographic Data”.

Summary of Significant Accounting Policies

New Accounting Policy - Redeemable Noncontrolling Interest:

During fiscal 2026, the Company finalized an agreement with certain minority interest holders of Sitem Group that provides them with redemption rights (i.e., put options) that could require the Company to purchase the minority interest holders’ remaining 48% noncontrolling interest in Sitem Group upon the occurrence of specified events. These redemption rights represent a new type of transaction for the Company, and accordingly the following accounting policy is being disclosed.

The put and call rights are embedded in the noncontrolling interest and are not separately bifurcated or accounted for. Accordingly, the 48% noncontrolling interest and the related redemption features are accounted for as a single unit of account. As these redemption rights are not solely within the control of the Company, such interests are classified as Redeemable NCI outside of permanent equity, or mezzanine equity, on the Company’s consolidated balance sheets.

At initial recognition, Redeemable NCI are recorded at their issuance-date, or acquisition date, fair value. In subsequent periods, the carrying amount is first adjusted for the redeemable noncontrolling interest holders’ share of Sitem Group’s net earnings or loss, other comprehensive income or loss, distributions and other applicable changes. Accordingly, net losses attributable to the redeemable noncontrolling interest may reduce its carrying amount, including to an amount below its initial carrying amount.

After giving effect to those adjustments, Redeemable NCI that are currently redeemable, or probable of becoming redeemable, are adjusted to the greater of (i) current redemption value or (ii) carrying amount. Adjustments to redemption value are recorded through retained earnings or, in the absence of retained earnings, through APIC. Upward adjustments are considered a deemed dividend and would result in a reduction to earnings available to common shareholders for the calculation of earnings per common share. For additional information, see “Note 11 – Equity and Mezzanine Equity”.

Prior-period financial statements were not recast, as these redemption rights were not applicable in prior periods.

New Accounting Policy - Equity Securities:

During fiscal 2026, the Company purchased equity securities of Kloeckner, which is a publicly held company traded on the Frankfurt Stock Exchange. These equity securities represent a new type of asset for the Company, and accordingly the following accounting policy is being disclosed. For additional information, see “Note 2 – Acquisitions” and “Note 4 – Investments”.

The Company may make investments in both privately and publicly held equity securities in which the Company does not have a controlling interest or significant influence. Equity securities with readily determinable fair values are measured at fair value with changes in fair value recognized in net earnings via miscellaneous income, net, which is below operating income. Transaction costs associated with the acquisition and disposition of equity securities are expensed as incurred and recorded in miscellaneous income, net.

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

Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At May 31, 2026, cash and cash equivalents included cash held in banks, and short-term, highly liquid investments. Short-term investments are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy. Cash held in banks is measured in the fair value hierarchy using Level 1 inputs.

Restricted Cash: Restricted cash consists of amounts held in escrow accounts and other funds that are legally restricted for specific purposes. These amounts are included as a separate line on the consolidated balance sheet. At May 31, 2025, restricted cash resulted from routine pre-closing procedures related to funds designated for the Sitem Group acquisition, which occurred in the first quarter of fiscal 2026.

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

The allowance for credit losses is used to record the estimated risk of loss related to customers’ inability to pay. This allowance is maintained at a level that the Company considers appropriate based on factors that affect collectability, such as the financial health of customers, historical trends of charge-offs and recoveries and current economic and market conditions. As the Company monitors its receivables, it identifies customers that may have payment problems and adjusts the allowance accordingly, with the offset to SG&A. Account balances are charged off against the allowance when recovery is considered remote. The allowance for credit losses was $1.1 million at May 31, 2026, a decrease of $2.7 million as compared to $3.8 million at May 31, 2025.

While the Company believes its allowance for credit losses is adequate, changes in economic conditions, the financial health of customers and bankruptcy settlements could impact its future earnings. If the economic environment and market conditions deteriorate, particularly in the automotive and construction end markets where the Company’s exposure is greatest, additional reserves may be required.

Inventories: Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories. The assessment of net realizable value requires the use of estimates to determine cost to complete, normal profit margin and the ultimate selling price of inventory. The Company believes its inventories were valued appropriately as of May 31, 2026, and May 31, 2025.

Property, plant and equipment, and Depreciation: Property, plant and equipment are carried at cost and depreciated using the straight-line method. Buildings and improvements are depreciated over 10 to 40 years and machinery and equipment are depreciated over 3 to 20 years. Depreciation expense was $73.1 million, $59.4 million and $58.5 million during fiscal 2026, fiscal 2025, and fiscal 2024, respectively. Accelerated depreciation methods are used for income tax purposes.

Goodwill and Other Long-Lived Assets: The Company uses the purchase method of accounting for all business combinations and recognizes amortizable and indefinite-lived intangible assets separately from goodwill. The acquired assets and assumed liabilities in an acquisition are measured and recognized based on their estimated fair values at the date of acquisition, with goodwill representing the excess of the purchase price over the fair value of the identifiable net assets. A bargain purchase may occur, wherein the fair value of identifiable net assets exceeds the purchase price, and a gain is then recognized in the amount of that excess. Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, during the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that impairment may be present. Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimation of the fair value of each reporting unit. A reporting unit is defined as either an operating segment or one level below an operating segment. The Company’s operations are organized as a single component, or operating segment. The Company’s reporting units, which are one level below the single operating segment, consist of: (1) Flat-Rolled Steel Processing; (2) Electrical Steel; and (3) Laser Welding.

For goodwill and indefinite-lived intangible assets, the Company either first performs a qualitative assessment to determine whether a quantitative impairment test is necessary or the Company may elect to proceed directly to the quantitative test. The qualitative assessment considers the totality of relevant events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, financial performance and other entity- and asset-specific factors. If, based on the Company’s qualitative assessment, the Company concludes that it is not more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset, as applicable, is less than its carrying amount, a quantitative impairment test is not required. If the Company elects to bypass the qualitative assessment or concludes that it is more likely than not that the applicable fair value is less than its carrying amount, the Company performs a quantitative impairment test. For goodwill, the quantitative test compares the fair value of each reporting unit with assigned goodwill to its carrying amount, including goodwill, and an impairment loss is recognized for the amount by which the carrying amount exceeds fair value, limited to the amount of goodwill assigned to the reporting unit. For indefinite-lived intangible assets, the quantitative test compares the fair value of each asset, or applicable unit of accounting, with its carrying amount, and an impairment loss is recognized for any excess of carrying amount over fair value. Fair value is determined by using valuation techniques appropriate in the circumstances, which may include income and market approaches. The Company’s policy is to perform a quantitative analysis of each reporting unit every three to five years unless performance indicates otherwise.

The Company reviews long-lived assets to be held and used, including property, plant and equipment and intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group, as applicable, may not be recoverable. Long-lived assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability is assessed by comparing the carrying amount of the asset or asset group with the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If the undiscounted cash flows equal or exceed the carrying amount, the asset or asset group is considered recoverable and no impairment loss is recognized. If the carrying amount exceeds the undiscounted cash flows, the asset or asset group is not recoverable, and an impairment loss, if any, is measured as the amount by which its carrying amount exceeds its fair value. Any impairment loss for an asset group is allocated to the long-lived assets of the asset group on a pro rata basis using their relative carrying amounts, except that an individual long-lived asset is not reduced below its fair value when that fair value is determinable without undue cost and effort.

The Company classifies a long-lived asset or disposal group as held for sale when the applicable criteria for such classification are met, including when management commits to a plan to sell, the asset or disposal group is available for immediate sale in its present condition, an active program to locate a buyer has been initiated, and the sale is probable and generally expected to be completed within one year. Long-lived assets classified as held for sale are measured at the lower of carrying amount or fair value less cost to sell and are not depreciated or amortized while classified as held for sale.

When goodwill and another asset or asset group within a reporting unit are tested for impairment at the same time, the Company first tests the asset or asset group for impairment under the applicable accounting guidance. Any resulting impairment loss is recognized before goodwill is tested, and the adjusted carrying amounts of those assets are included in the carrying amount of the reporting unit used in the goodwill impairment test.

When a quantitative goodwill impairment test or a long-lived-asset impairment test is required, the analysis may involve cash-flow models and other valuation techniques that require significant judgment. Significant assumptions may include future sales volumes, revenue and expense growth rates, expected cash flows, economic and market conditions and, when fair value is estimated using a discounted cash-flow model, discount rates and other market-participant assumptions. Significant changes in these assumptions could affect the results of the impairment analyses.

The Company performed its annual impairment evaluation of goodwill and other indefinite-lived intangible assets during the fourth quarter of fiscal 2026. During fiscal 2026, the Company recognized impairment charges related to goodwill and other long-lived assets. In fiscal 2025 and 2024, the Company concluded that the fair value of the reporting units tested for impairment exceeded the carrying value. For additional information, see “Note 5 – Goodwill, Long-Lived Assets, and Other Assets”.

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

Leases: The Company accounts for leases in accordance with GAAP, ASU Leases (Topic 842) (“Topic 842”). Under Topic 842, leases are categorized as operating or finance leases at inception. Lease assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent obligations to make lease payments arising from the lease. Right-of-use (“ROU”) assets for both operating and finance leases are initially measured at the amount of the lease liability, adjusted for any initial direct costs and prepayments less lease incentives. Lease terms include options to renew or terminate the lease when it is reasonably certain that the Company will exercise such options. As most of the Company’s leases do not include an implicit rate, the Company uses its collateralized incremental borrowing rate based on the information available at the lease commencement date, in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term, unless the related ROU asset has been impaired, and is included in cost of goods sold or SG&A, depending on the underlying nature of the leased assets. Finance lease expense consists of amortization of the ROU asset on a straight-line basis over the shorter of the asset’s useful life or lease term, together with interest expense on the lease liability. If a finance lease ROU asset is impaired, subsequent amortization is based on the reduced carrying amount of the ROU asset over the shorter of its remaining useful life or the remaining lease term. Amortization expense related to finance lease ROU assets is included in cost of goods sold or SG&A, depending on the nature of the leased assets, while interest expense is included in interest expense, net. For leases with variable payments dependent upon an index or rate that commenced subsequent to adoption of Topic 842, the Company applies the active index or rate as of the lease commencement date. Variable lease payments not based on an index or rate are not included in the lease liability as they cannot be reasonably estimated and are recognized in the period in which the obligation for those payments is incurred. Leases with a term of twelve months or less upon the commencement date are considered short-term leases, are not included on the Company’s consolidated balance sheets and are expensed on a straight-line basis over the lease term. For additional information, see “Note 18 – Leases”.

Stock-Based Compensation: As of May 31, 2026, the Company had stock-based compensation plans for its employees as well as its non-employee directors. All share-based awards, including grants of stock options and restricted common shares, are recognized as expense over the vesting period based on their grant date fair values. Forfeitures are recognized as they occur. Refer to “Note 12 – Stock-Based Compensation” for additional information regarding the Company’s stock-based compensation plans.

Derivative Financial Instruments: The Company utilizes derivative financial instruments to manage exposures to certain risks related to its ongoing operations, including commodity price, foreign currency exchange rate and interest rate risks. The Company recognizes all derivative financial instruments as assets or liabilities at fair value. The accounting for changes in the fair value of a derivative depends on whether the derivative has been designated and qualifies as part of a hedging relationship and, if so, the type of hedge.

For derivative financial instruments designated and qualifying as fair value hedges, changes in the fair value of the derivative and changes in the fair value of the hedged item attributable to the hedged risk are recognized in earnings in the same financial statement line item. For derivative financial instruments designated and qualifying as cash flow hedges, changes in fair value included in the assessment of hedge effectiveness are recorded in other comprehensive income and subsequently reclassified into earnings in the same financial statement line item and in the same period or periods during which the hedged transaction affects earnings.

The Company uses cross-currency swaps designated as net investment hedges to manage foreign currency exposure associated with portions of its net investments in foreign operations. The Company applies the spot method to assess the effectiveness of these hedging relationships. Changes in the fair value of the hedging instrument attributable to changes in spot foreign exchange rates are recorded in the currency translation adjustment component of other comprehensive income. The Company excludes the component of the change in fair value attributable to interest-rate differentials from the assessment of hedge effectiveness. The initial value of the excluded component is recognized in interest expense, net, using a systematic and rational method over the life of the hedging instrument, and any difference between the change in fair value of the excluded component and the amount recognized in earnings is recorded in the currency translation adjustment component of other comprehensive income. Net periodic interest settlements and accruals are recognized in interest expense, net. Amounts accumulated in the currency translation adjustment component of accumulated other comprehensive income (loss) (“AOCI”) related to a net investment hedge are reclassified to earnings when the currency translation adjustment associated with the related foreign operation is required to be reclassified under the applicable foreign currency translation guidance.

Changes in the fair value of derivative financial instruments that are not designated or do not qualify as hedging instruments are recognized in earnings. Classification of derivative gains and losses in the statements of earnings is based on the nature and underlying purpose of the instruments. Cash flows associated with derivative financial instruments are classified in the statements of cash flows based on the nature of the instruments and the related hedged items, as applicable.

At hedge inception, the Company formally documents the hedging relationship and its risk management objective and strategy, including identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged and the method used to assess hedge effectiveness. Derivative financial instruments are executed only with highly rated counterparties. No credit loss is anticipated on existing instruments, and no material credit losses have been experienced to date. The Company monitors its positions, as well as the credit ratings of counterparties to those positions. The Company discontinues hedge accounting prospectively when a derivative no longer qualifies for hedge accounting, is terminated, expires or is sold, or is dedesignated. If a derivative is retained after hedge accounting is discontinued, subsequent changes in its fair value are recognized in earnings unless the derivative is redesignated in another qualifying hedging relationship. For a cash flow hedge, amounts deferred in accumulated other comprehensive income are reclassified immediately into earnings if it becomes probable that the forecasted transaction will not occur.

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

Shipping and handling costs charged to customers are treated as fulfillment activities and are recorded in both net sales and cost of goods sold at the time control is transferred to the customer. Due to the short-term nature of the Company’s contracts with customers, it has elected to apply the practical expedients under Topic 606 to: (1) expense as incurred, incremental costs of obtaining a contract; and (2) not adjust the consideration for the effects of a significant financing component for contracts with an original expected duration of one year or less. When the Company satisfies, or partially satisfies, a performance obligation, prior to being able to invoice the customer, the Company recognizes an unbilled receivable when the right to consideration is unconditional and a contract asset when the right to consideration is conditional. Unbilled receivables and contract assets are included in receivables and prepaid expenses and other current assets, respectively, on the consolidated balance sheets. Additionally, contract liabilities primarily relate to payments received from customers in advance of performance under the contract. Payments from customers are generally due within 30 to 60 days of invoicing, which generally occurs upon shipment or delivery of the goods.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that the Company collects from a customer, are excluded from revenue.

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

Certain contracts contain variable consideration, which is not constrained, and primarily include estimated sales returns, customer rebates, and sales discounts which are recorded on an expected value basis. These estimates are based on historical returns, analysis of credit memo data and other known factors. The Company accounts for rebates by recording reductions to revenue for rebates in the same period the related revenue is recorded. The amount of these reductions is based upon the terms agreed to with the customer. The Company does not exercise significant judgments in determining the timing of satisfaction of performance obligations or the transaction price. For additional information, see “Note 3 – Revenue Recognition”.

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

Advertising Expense: Advertising costs are expensed to SG&A as incurred. Advertising expense was $0.4 million, $1.0 million, and $0.8 million for fiscal 2026, fiscal 2025 and fiscal 2024, respectively.

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

The Company has reserves for income taxes and associated interest and penalties that may become payable in future years as a result of audits by taxing authorities. It is the Company’s policy to record these in income tax expense. While the Company believes the positions taken on previously filed tax returns are appropriate, the Company has established the tax and interest/penalties reserves in recognition that various taxing authorities may challenge the Company’s positions. These reserves are analyzed periodically, and adjustments are made as events occur to warrant adjustment to the reserves, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues and release of administrative guidance or court decisions affecting a particular tax issue. For additional information, see “Note 14 – Income Taxes”.

Employee Pension Plans: Defined benefit pension and OPEB plan obligations are remeasured at least annually as of reporting period end based on the present value of projected future benefit payments for all participants for services rendered to date. The measurement of projected future benefits is dependent on the provisions of each specific plan, demographics of the group covered by the plan, and other key measurement assumptions. Net periodic benefit costs, including service cost, interest cost, and expected return on assets, are determined using assumptions regarding the benefit obligation and the fair value of plan assets as of the beginning of each year. The funded status of the benefit plans, which represents the difference between the benefit obligation and the fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of reporting period end. Net periodic benefit cost is included in other income (expense) in the consolidated and combined statements of earnings, except for the service cost component, which is recorded in cost of goods sold or SG&A. For additional information, see “Note 13 – Employee Retirement Plans”.

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

Self-Insurance Reserves: The Company self-insures most of its risks for product, cyber, environmental, workers’ compensation, general and automobile, property liabilities, and for employee medical claims. However, in order to reduce risk and better manage overall loss exposure for these liabilities, the Company purchases stop-loss insurance that covers individual claims in excess of the deductible amounts. The Company establishes and reassesses reserves for the estimated cost to resolve open claims that have been made against the Company, as well as an estimate of the cost of claims that have been incurred but not reported (“IBNR”). Loss exposure related to known events is established based on the Company’s assessment of the likelihood of an unfavorable outcome and the estimated range of potential loss. IBNR reserves are established based on actuarial valuations that take into consideration the historical average claim volume, the average cost for settled claims, current trends in claim costs, changes in the Company’s business and workforce, general economic factors and other assumptions believed to be reasonable under the circumstances. The estimated reserves for these liabilities could be affected if future occurrences and claims differ from the assumptions used and historical trends. Exposures for employee medical costs and workers’ compensation have had and will continue to have a material impact on the Company’s operations. All other loss exposures were immaterial for the periods presented.

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

Supplemental cash flow information was as follows for the prior three fiscal years:

(In millions)	2026	2025	2024
Interest paid, net of amount capitalized (1)	$11.6	$7.7	$4.5

(1)
The amount of interest paid, net of amount capitalized in fiscal 2024 for the period prior to the Separation was not distinguishable for the Company. These amounts were combined with the Former Parent. Due to the legal organizational structure and capital structure, the amounts for the Company were indivisible from those that were included with the Former Parent.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated and combined balance sheets that sum to the total of the same amounts shown in the consolidated and combined statements of cash flows as of May 31, 2026, 2025, and 2024:

(In millions)	2026	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash, beginning of year
Cash and cash equivalents	$38.0	$40.2	$32.7
Restricted cash	54.9	-	-
Total cash and cash equivalents and restricted cash	$92.9	$40.2	$32.7

Reconciliation of cash, cash equivalents, and restricted cash, end of year
Cash and cash equivalents	$84.6	$38.0	$40.2
Restricted cash	-	54.9	-
Total cash and cash equivalents and restricted cash	$84.6	$92.9	$40.2

Risks and Uncertainties:

Facilities Locations

As of May 31, 2026, excluding joint ventures, the Company operated 14 manufacturing facilities worldwide. The five operating joint ventures operated 23 additional manufacturing facilities worldwide as of May 31, 2026.

Concentration of Net Sales

The Company sells its products and services to a diverse customer base and a broad range of end markets. The automotive industry is the largest end market for the Company, which is largely driven by the production schedules of the Detroit Three automakers. While the Company’s business is not dependent on any one customer, net sales to certain customers were at least 10% of the Company’s consolidated and combined net sales for the periods presented. A significant loss of, or decrease in, business from any of these customers could have an adverse effect on the Company’s consolidated and combined net sales and financial results if the Company was not able to obtain replacement business. Also, the Company’s sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of the Company’s largest customers.

The following table summarizes the concentration percentage of consolidated and combined net sales for the periods presented:

(Percentage of net sales)	2026	2025	2024
End market – automotive	55%	52%	52%
Detroit Three automakers	35%	33%	32%
Largest automotive customers:
Customer A	14%	12%	15%
Customer B	14%	14%	11%

Equity Securities

As of May 31, 2026, the Company’s equity securities were comprised exclusively of Kloeckner shares. The fair value of these securities may fluctuate based on market conditions and issuer-specific developments.

Labor Force

As of May 31, 2026, approximately 20% of the Company’s consolidated labor force was represented by collective bargaining units, all of which are located in jurisdictions outside of the U.S. where collective bargaining arrangements are customary.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Improvements to Income Tax Disclosures – In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which expands disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The ASU is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 on a prospective basis for the fiscal year ended May 31, 2026, which modified its annual disclosures but did not have a material impact on the Company’s consolidated and combined financial statements. For additional information, see “Note 14 – Income Taxes”.

New Accounting Pronouncements Not Yet Adopted

Disaggregation of Income Statement Expenses – In November 2024, the FASB issued Accounting Standards Update ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This guidance requires the disaggregation of certain expense captions into specified categories in disclosures within the notes to the financial statements to provide enhanced transparency into the expense captions presented on the statements of earnings. It is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. Adoption may be applied either prospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact of adoption, and it expects the adoption of this ASU will result in additional disclosures, but that it will not result in a material impact on its consolidated financial statements.

Targeted Improvements to the Accounting for Internal-Use Software – In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). This guidance modernizes the accounting for internal-use software. ASU 2025-06 removes all references to prescriptive and sequential software development stages and clarifies the threshold for beginning capitalization of eligible internal-use software costs. Under the amended guidance, capitalization begins when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2027, with early adoption permitted. The ASU can be applied prospectively to new software costs incurred as of the beginning of the adoption period for all projects, prospectively to new software costs incurred only for projects that meet the new capitalization requirements, or retrospectively by recasting comparative periods and recognizing a cumulative-effect adjustment to the opening balance of retained earnings of the first period presented. The Company is currently evaluating the timing and method of its adoption of ASU 2025-06 and has not selected a transition method, and the impact of adoption is not yet reasonably estimable.

Hedge Accounting Improvements – In September 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”). This guidance amends existing guidance to simplify the application of hedge accounting, enhance alignment between risk management activities and financial reporting, and provide additional flexibility in the designation and measurement of certain hedging relationships. The amendments included in the five matters addressed in this ASU are intended to better reflect those strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. It is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact that adoption of

ASU 2025-09 will have on its consolidated financial statements and related disclosures. The impact of adoption is not yet reasonably estimable.

Accounting for Government Grants Received by Business Entities – In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”). This guidance establishes authoritative guidance for the recognition, measurement, presentation, and disclosure of government grants received by business entities. It is effective for annual periods beginning after December 15, 2028, including interim periods within those annual periods. ASU 2025-10 allows for modified prospective, modified retrospective, or full retrospective application. Early adoption in interim or annual periods is permitted, with adoption in an interim period to be applied as of the beginning of the annual period that includes that interim period. The Company has begun evaluating the guidance, including its application to government financing arrangements containing potential forgiveness provisions, and has not selected a transition method. The impact of adoption is not yet reasonably estimable.

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

Environmental Credits and Environmental Credit Obligations – In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). This guidance establishes recognition, measurement, presentation and disclosure guidance for environmental credits and related regulatory compliance obligations. It is effective for interim periods within annual reporting periods beginning after December 15, 2027. The guidance will be applied through a cumulative-effect adjustment to opening retained earnings at the beginning of the annual period of adoption, without recasting prior periods. Given the recent issuance of the guidance, the Company has initiated a preliminary assessment of its applicability to the Company’s operations. The impact of adoption is not yet reasonably estimable.

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

Note 2 – Acquisitions

Kloeckner Acquisition

In January 2026, the Company entered into a BCA with Kloeckner and launched a voluntary public cash takeover offer for all outstanding Kloeckner shares at €11.00 per share. As of May 31, 2026, the Company owned Kloeckner shares, but did not have a controlling interest or the ability to exercise significant influence. Accordingly, the Company has not recognized Kloeckner’s assets or liabilities in the accompanying consolidated and combined financial statements. On June 3, 2026, subsequent to the end of fiscal 2026, the transaction closed, and the Company acquired a controlling equity stake in Kloeckner. For additional information, see “Note 4 – Investments” and “Note 21 – Subsequent Events”.

Kloeckner acquisition-related expenses, consisting primarily of advisory, legal, accounting, valuation, regulatory and other professional fees, as well as certain integration expenses, were $35.8 million, fiscal 2026. These costs are included in SG&A in the consolidated and combined statements of earnings. For additional information on debt financing and related costs, see “Note 9 – Debt” and “Note 21 – Subsequent Events”.

Fiscal 2026

Sitem Group

On June 3, 2025, Tempel completed its acquisition of 52% of the Sitem Group. The Sitem Group produces electric motor laminations and accessory products primarily for automotive and industrial applications in Europe.

The total purchase price as of the acquisition date for the Sitem Group acquisition consisted of the following:

(1)
Cash consideration for stock acquired from Sitem shareholders of €43.1 million (approximately $48.9 million);
(2)
Cash capital contribution of €10.0 million (approximately $11.3 million) related to the purchase of newly issued shares, of which €4.8 million (approximately $5.4 million) is attributable to minority interest; and

(3)
Contribution of Tempel’s electrical steel subsidiary in Nagold, Germany (“Tempel Nagold”), which was valued at €22.0 million (approximately $25.0 million) at the time of acquisition, of which €10.6 million (approximately $12.0 million) is attributable to minority interest.

The cash consideration included cash that is contingent on certain customary conditions, of which €4.2 million (approximately $4.7 million) relates to the purchase of existing Sitem shares and €0.6 million (approximately $0.7 million) relates to the purchase of newly issued Sitem shares. During the fourth quarter of 2026, the net financial position adjustment calculation was finalized for an amount that differed from the preliminary valuation, which resulted in a change in the resulting valuation of residual goodwill. As of May 31, 2026, €1.2 million (approximately $1.4 million) of remaining contingent cash consideration had not yet been paid. The acquisition was funded primarily with restricted cash held in escrow at May 31, 2025. The difference between the contributed fair value of Tempel Nagold at the time of the acquisition and the noncontrolling interest in Tempel Nagold, which was at the Company’s historical cost, was $0.7 million and was recorded as an adjustment to APIC.

Total acquisition-related expenses, consisting primarily of legal, advisory, and valuation services were $5.4 million, of which $0.8 million and $4.6 million were incurred in fiscal 2026 and fiscal 2025, respectively. These costs are included in SG&A expense in the consolidated and combined statements of earnings. There was a one-time bonus of €4.0 million (approximately $4.6 million) that was paid to key individuals at the Sitem Group as a result of the successful closing, which was recorded in SG&A expense in the consolidated and combined statements of earnings during fiscal 2026. There was a deferred tax asset adjustment of €0.7 million (approximately $0.8 million) related to the disallowance of deferred tax assets located within Germany as a result of the contribution of Tempel Nagold. This adjustment was recorded in income tax expense in the consolidated and combined statements of earnings.

The Sitem Group transaction includes a series of put options and call options. The net put/call was valued at €9.4 million (approximately $10.7 million) using a Monte Carlo simulation in a risk-neutral framework and is recorded within Mezzanine Equity. The fair value of the remaining noncontrolling interest of 48% after the acquisition was determined using the implied enterprise value based on the purchase price. For additional information, see “Note 11 – Equity and Mezzanine Equity”.

The following table summarizes the consideration transferred and the fair values assigned to the assets acquired and liabilities assumed at the acquisition date. The fair values reflect valuation analyses performed with the assistance of a third-party valuation specialist and incorporate information available through the date of these consolidated and combined financial statements. During fiscal 2026, the Company finalized the valuation of the assets acquired and liabilities assumed and recognized certain net financial position adjustment and tax-related measurement period adjustments resulting from changes in the underlying calculations. These adjustments, including the related impact on residual goodwill, are reflected in the table below.

		Measurement
	Preliminary	Period	Final
(In millions)	Valuation	Adjustments	Valuation
Consideration Transferred
Cash Consideration	$44.2	$-	$44.2
Contingent Consideration - Cash	4.7	(2.1)	2.6
Subtotal	48.9	(2.1)	46.8

Cash Capital Contribution	5.1	-	5.1
Contingent Capital Contribution - Cash	0.3	-	0.3
Subtotal	$5.4	$-	$5.4

Contribution of Tempel’s electrical steel subsidiary in Nagold, Germany	12.0	-	12.0
Total Consideration Transferred	$66.3	$(2.1)	64.2

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$42.6	$-	$42.6
Receivables	39.6	-	39.6
Inventories	40.4		40.4
Deferred income tax assets	3.2	-	3.2
Prepaid expenses	4.9	-	4.9
Operating lease right-of-use assets	16.5	-	16.5
Finance lease right-of-use assets	8.6	-	8.6
Property, plant and equipment	98.8	-	98.8
Intangible assets	24.0	-	24.0
Other Assets	1.0	-	1.0
Total identifiable assets	279.6	-	279.6
Accounts payable	(34.7)	-	(34.7)
Accrued compensation and related taxes	(9.3)	-	(9.3)
Current operating lease liabilities	(2.7)	-	(2.7)
Current finance lease liabilities	(2.4)	-	(2.4)
Noncurrent operating lease liabilities	(13.9)	-	(13.9)
Noncurrent finance lease liabilities	(6.2)	-	(6.2)
Current maturities of long-term debt and short-term debt	(25.9)	-	(25.9)
Deferred income tax liabilities	(16.9)	0.5	(16.4)
Long-term debt	(25.3)	-	(25.3)
Pension and other postretirement benefit obligations	(14.3)	-	(14.3)
Other non-current liabilities	(1.9)	-	(1.9)
Total identifiable liabilities	(153.5)	0.5	(153.0)
Sitem Group – Net identifiable assets	126.1	0.5	126.6
Goodwill	22.0	(4.5)	17.5
Total – Sitem Group	$148.1	(4.0)	144.1

Redeemable NCI – Net Put option	(10.7)	-	(10.7)
Redeemable NCI	(71.1)	1.9	(69.2)
Total - Redeemable NCI	(81.8)	1.9	(79.9)
Total	$66.3	$(2.1)	$64.2

In addition to the Redeemable NCI above of $81.8 million, the Company recorded $17.4 million of redeemable noncontrolling interest related to the cash capital contribution and the contribution of Tempel Nagold, in the preliminary valuation, which was adjusted by $1.9 million as a result of final purchase accounting adjustments.

The Company recognized goodwill related to this acquisition of $17.5 million, which is not deductible for income tax purposes. The goodwill recognized in this acquisition was attributable to the acquired assembled workforce, expected synergies, expanded market opportunities, and economies of scale, none of which qualify for recognition as a separate intangible asset. Goodwill and intangible assets associated with foreign subsidiaries are translated at the applicable reporting period end exchange rates, with translation adjustments recorded in AOCI.

Acquired intangible assets are being amortized over the estimated useful lives on a straight-line basis. The following table summarizes the purchase price allocation and weighted average remaining useful lives for identifiable intangible assets acquired as of the acquisition date:

		Weighted Average
		Estimated Useful	Valuation
Category	Amount	Life (Years)	Methodology
Customer relationships	$12.3	13	Multi-period Excess Earnings Method
Technological know-how	7.7	8	Relief-from-Royalty Method
Favorable right-of-use lease asset	2.7	7	Discounted Cash Flow Method
Software	1.3	3	Cost
Total acquired identifiable intangible assets	$24.0	10

Operating results of the Sitem Group have been included in the Company’s consolidated and combined statements of earnings since June 3, 2025, the date of acquisition. For fiscal 2026, Sitem Group, including Tempel Nagold which was contributed in the acquisition, contributed net sales of $186.8 million and net loss attributable to controlling interest of $41.2 million.

The following unaudited pro forma information presents consolidated financial information as if the Sitem Group had been acquired on June 1, 2024, the beginning of fiscal 2025. Depreciation and amortization expense included in the pro forma results reflect the preliminary acquisition-date fair values assigned to the definite-lived intangible assets and fixed assets of the Sitem Group. Adjustments have been made to remove acquisition-related costs and the acquisition date fair value adjustment to acquired inventories. The pro forma adjustments noted below have been adjusted for the applicable income tax impact. The Company consolidates Sitem Group on a one-month reporting lag. Accordingly, the supplemental pro forma information for fiscal 2026 reflects eleven months of Sitem Group operating results, while the comparative fiscal 2025 pro forma information reflects a full year of operations as if the acquisition had occurred at the beginning of that fiscal year. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on June 1, 2024.

	2026	2025
Net Sales	$3,443.8	$3,314.2
Net earnings attributable to controlling interest	$9.2	$103.7
Diluted earnings per share attributable to controlling interest	$0.19	$2.05

Fiscal 2024

Voestalpine Automotive Components Nagold GmbH & Co. KG (“Voestalpine Nagold”)

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

The purchase price included the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value. The purchase price also included strategic benefits specific to the Company, which resulted in a purchase price in excess of the fair value of the identifiable net assets. The goodwill resulting from the acquisition will be deductible for income tax purposes.

The results of operations of Voestalpine Nagold have been included in the consolidated and combined statements of earnings since the date of acquisition. Pro forma results, including the acquired business since the beginning of fiscal 2024, would not be materially different from the reported results.

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

The following table summarizes net sales by product class for fiscal 2026, fiscal 2025, and fiscal 2024:

(In millions)	2026	2025	2024
Product class
Direct	$3,323.7	$2,943.4	$3,269.4
Toll	120.1	149.9	161.2
Total	$3,443.8	$3,093.3	$3,430.6

The following table summarizes the unbilled receivables and contract assets at the end of fiscal 2026 and fiscal 2025:

(In millions)	Balance Sheet Classification	2026	2025
Unbilled receivables	Receivables	$4.2	$4.0
Contract assets	Prepaid expenses and other current assets	$12.7	$7.0

The following table summarizes the changes in contract liabilities during fiscal 2026 and fiscal 2025:

(In millions)
Balance at May 31, 2024	$7.6
Unearned revenue from cash received during the period	6.5
Revenue recognized related to contract liability balance	(8.9)
Balance at May 31, 2025	5.2
Unearned revenue from cash received during the period	6.2
Revenue recognized related to contract liability balance	(3.8)
Balance at May 31, 2026	$7.6

Note 4 – Investments

Investment in Unconsolidated Affiliate

Investments in affiliated companies that the Company does not control, either through majority ownership or otherwise, are accounted for using the equity method. As of May 31, 2026, the Company owns a noncontrolling interest (50%) in one unconsolidated joint venture, Serviacero Worthington. The Company accounts for its investment in Serviacero Worthington using the equity method of accounting. Serviacero Worthington provides steel processing services, such as pickling, blanking, slitting, multi-blanking and cutting-to-length, to customers in a variety of industries including automotive, appliance and heavy equipment.

The Company accounts for its investment in Serviacero Worthington under the equity method using financial information on a one-month lag. Accordingly, the summarized financial information included below does not reflect events occurring in the subsequent one-month period.

The Company received distributions from Serviacero Worthington totaling $23.5 million in fiscal 2026, $12.8 million in fiscal 2025, and $2.0 million in fiscal 2024.

The following table presents the summarized financial position of Serviacero Worthington as of the fiscal years ended May 31:

(In millions)	2026	2025
Cash and cash equivalents	$24.3	$16.0
Other current assets	221.8	219.4
Noncurrent assets	61.9	62.2
Total assets	$308.0	$297.6

Current liabilities	$57.6	$40.5
Other noncurrent liabilities	4.7	5.0
Equity	245.7	252.1
Total liabilities and equity	$308.0	$297.6

The following table presents summarized financial information for Serviacero Worthington for the fiscal years ended May 31:

(In millions)	2026	2025	2024
Net sales	$488.9	$507.6	$604.1
Gross margin	61.6	48.3	70.4
Operating income	45.0	32.7	56.4
Depreciation and amortization	4.1	4.7	4.4
Interest expense	-	-	-
Income tax expense	4.1	15.0	8.4
Net earnings	40.6	8.7	44.8

The following table presents the net earnings of Serviacero Worthington attributable to the Company for the fiscal years ended May 31:

(In millions)	2026	2025	2024
Equity in net income of unconsolidated affiliate	$20.3	$4.4	$22.4

At May 31, 2026, and 2025, $61.7 million and $64.9 million, respectively, of the Company’s consolidated retained earnings represented undistributed earnings of Serviacero Worthington, net of tax.

Equity Securities

The following table summarizes the equity securities, all of which are Kloeckner shares, as of the fiscal years ended May 31:

(In millions)	2026	2025
Equity securities	122.2	$-

Amounts presented as net gains (losses) on equity securities reflect changes in fair value and exclude transaction costs, which are expensed as incurred. During fiscal 2026, the Company recognized dividend income of $1.9 million related to its equity securities, which is included in miscellaneous income, net. The Kloeckner shares have a readily determinable fair value and are measured at fair value on a recurring basis, with changes in fair value recognized in miscellaneous income, net.

The following table summarizes the net gains recognized in miscellaneous income, net for the fiscal years ended May 31:

(In millions)	2026	2025	2024
Net unrealized gains on equity securities	$15.7	$-	$-
Realized gains on sales of equity securities	-	-	-
Total recognized in net earnings	$15.7	$-	$-

For additional information, see “Note 2 – Acquisitions,” “Note 17 – Fair Value” and “Note 21 – Subsequent Events”.

Note 5 – Goodwill, Long-Lived Assets, and Other Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill during fiscal 2026 and fiscal 2025:

(In millions)	Total
Balance at May 31, 2024
Goodwill	$79.6
Accumulated impairment losses	-
79.6
Translation adjustments	-
-
Balance at May 31, 2025
Goodwill	79.6
Accumulated impairment losses	-
79.6
Acquisitions and purchase accounting adjustments (1)	17.5
Translation adjustments	1.2
Impairment losses (2)	(53.8)
(35.1)
Balance at May 31, 2026
Goodwill	98.3
Accumulated impairment losses	(53.8)
$44.5

(1)
For additional information regarding acquisitions, refer to “Note 2 – Acquisitions”.
(2)
A pre-tax goodwill impairment charge of $53.8 million that fully impaired the goodwill assigned to the Electrical Steel reporting unit.

Other Intangible Assets

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, which range from 3 to 20 years. The following table summarizes other intangible assets by class as of the fiscal years ended May 31:

	2026		2025
		Accumulated		Accumulated
(In millions)	Cost	Amortization	Cost	Amortization
Indefinite-lived intangible assets:
Trademarks	$5.2	$-	$5.2	$-
In-process research & development	-	-	-	-
Total indefinite-lived intangible assets	5.2	-	5.2	-
Definite-lived intangible assets:
Customer relationships	$112.8	$52.8	$100.0	$43.5
Non-compete agreements	2.0	2.0	2.0	2.0
Technology/know-how	19.0	8.1	11.0	4.8
Other(1)	4.2	3.0	-	-
Total definite-lived intangible assets	138.0	65.9	113.0	50.3
Total intangible assets	$143.2	$65.9	$118.2	$50.3

(1)
Other amortizable intangible assets primarily include favorable lease-related intangible assets and acquired software.

Intangible asset amortization expense totaled $8.2 million, $6.0 million, and $6.3 million in fiscal 2026, fiscal 2025, and fiscal 2024, respectively.

Intangible asset amortization expense for each of the next five fiscal years is estimated to be:

(In millions)
2027	$7.9
2028	$7.9
2029	$7.2
2030	$6.8
2031	$6.5

Impairment of Goodwill, Long-Lived Assets, and Other Assets

Fiscal 2026

Long-Lived and Other Assets

During fiscal 2026, the Company identified impairment indicators within the Electrical Steel reporting unit. These indicators included weakened demand in certain end markets, particularly industrial motors in both Europe and the United States, due to increased foreign competition, and in automotive, some delayed program launches, which negatively impacted the expected future cash flows of the related asset groups. These conditions resulted in revised expectations regarding future demand and cash flows for certain asset groups within the Electrical Steel reporting unit.

As a result, the Company performed a recoverability test for the affected asset groups by comparing the carrying amounts of the asset groups to the undiscounted cash flows expected to result from their use and eventual disposition. For asset groups whose carrying amounts were not recoverable, the Company measured impairment losses as the excess of the carrying amounts over their estimated fair values. The estimated fair values of the affected long-lived asset groups were determined using a discounted cash flow method, market approach, cost approach, or a combination thereof, which included significant unobservable inputs, including forecasted volumes, operating margins, capital expenditure requirements, working capital assumptions discount rates, replacement cost assumptions, and/or expected proceeds from asset dispositions. The fair value of the long-lived asset group was estimated using an income approach based on projected cash flows developed using market-participant assumptions and discounted at a market-participant rate of 11%. These fair value measurements were classified within Level 3 of the fair value hierarchy. As a result of this analysis, the Company recognized a pre-tax impairment charge of $58.4 million related to long-lived assets within impairment of long-lived assets and other assets in the consolidated and combined statements of earnings. The impairment charges were allocated to the long-lived assets within the respective asset groups on a pro rata basis, subject to the limitation that no individual long-lived asset was reduced below its determinable fair value.

The following table summarizes the long-lived asset impairment:

(In millions)	Total
Net carrying value	$135.2
Estimated fair value	76.8
Pre-tax impairment charge	58.4

Allocated Pre-Tax Impairment Recognized:
Long-lived assets:
Fixed assets, net	$41.2
Operating lease right-of-use assets and finance lease right-of-use assets	9.8
Other intangible assets, net	7.4
Total long-lived assets	$58.4

During the third quarter of fiscal 2026, the Company determined that certain internal-use software assets associated with a project at Tempel Canada were impaired. It was determined that it was no longer probable that the software being developed would be completed and placed in service. As the assessment of impairment for uncompleted software is performed at the module level, the assets associated with specific modules of the internal-use software assets were determined to have no value and were written down to zero, which resulted in a pre-tax impairment charge of $1.5 million for assets previously recorded in construction in progress.

During the second quarter of fiscal 2026, the Company evaluated the fair value of certain machinery at a manufacturing facility in Taylor, Michigan as a result of reclassifying the machinery out of assets held for sale. During the impairment test, the Company determined that the undiscounted cash flows were less than the carrying value of the asset. The book value of the remaining machinery and equipment and other long-lived assets was determined to be in excess of fair value, resulting in a non-cash impairment charge of $0.6 million.

Goodwill

The Company tests goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value. During the fourth quarter of fiscal 2026, the Company identified indicators of impairment related to its Electrical Steel reporting unit, including weaker-than-expected demand in certain end markets, lower forecasted volumes and profitability, increased foreign competition, delayed customer program launches, and revised expectations regarding future cash flows. As a result, the Company performed a quantitative impairment test for the Electrical Steel reporting unit.

The fair value of the reporting unit was determined using an income approach. The income approach was based on a discounted cash flow model using management’s current projections of revenue, operating margins, capital expenditures, working capital requirements, terminal growth rates, and discount rates. The fair value measurement was classified within Level 3 of the fair value hierarchy because it included significant unobservable inputs.

Based on the results of the quantitative impairment test, the carrying amount of the Electrical Steel reporting unit exceeded its estimated fair value. Accordingly, the Company recognized a pre-tax goodwill impairment charge of $53.8 million during fiscal 2026, which was recorded in impairment of goodwill in the consolidated and combined statements of earnings. The impairment was measured as the excess of the reporting unit’s carrying amount over its estimated fair value, limited to the carrying amount of goodwill assigned to the Electrical Steel reporting unit. The carrying amount of the goodwill of the Electrical Steel reporting unit was fully impaired. The impairment charge reduced the carrying amount of goodwill to $44.5 million as of May 31, 2026. The impairment charge was non-cash and did not affect the Company’s liquidity or cash flows from operating activities.

Fiscal 2025

During fiscal 2025, the Company identified an impairment indicator for the in-process research and development intangible asset of TWB. The indefinite-lived in-process research and development intangible asset with a net book value of $1.3 million was deemed to be fully impaired as the technology was unable to be commercialized, resulting in a pre-tax impairment charge of $1.3 million recognized in the third quarter of fiscal 2025 and is reflected in impairment of long-lived assets and other assets in the consolidated and combined statements of earnings.

During fiscal 2025, the Company announced plans to combine WSCP’s Cleveland, Ohio toll processing manufacturing facility into its existing manufacturing facility in Twinsburg, Ohio. Operations at the Cleveland, Ohio toll processing manufacturing facility ceased by the end of fiscal 2025. As a result, the Company tested the long-lived assets of the combined asset group for impairment at the lowest level for which there were largely independent cash flows when identifiable, and grouped at a higher level when largely independent cash flows do not exist at a lower level. Other assets were evaluated with applicable accounting guidance outside of long-lived asset guidance.

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

The book values of the remaining machinery and equipment and other long-lived assets were determined to be in excess of fair value, resulting in an impairment charge of $3.8 million and is reflected in impairment of long-lived assets and other assets in the consolidated and combined statements of earnings. Additionally, the customer list intangible asset, which was recorded on the balance sheet in other intangible assets, net, was deemed to be fully impaired and written off.

Due to the closure of the WSCP toll processing manufacturing facility in Cleveland, Ohio, the Company evaluated the impact on goodwill of the Flat-Rolled Steel Processing reporting unit, in which the entity was included. As a result of the Company’s evaluation, no meaningful amount of goodwill was attributed to the disposal group, and thus, no goodwill impairment was recognized.

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

Following fourth quarter fiscal 2025, depreciation and amortization and transfers to the remaining WSCP toll processing facility, the remaining assets, totaling $10.4 million, were classified as assets held for sale on the consolidated balance sheet as of May 31, 2025. During fiscal 2026, the Company completed the sale of these assets as part of the facility closure activities.

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

Assets Held for Sale

At May 31, 2026 and 2025, the Company had assets held for sale of $9.1 million and $11.5 million, respectively, primarily consisting of property, plant and equipment. The fiscal 2026 balance related to three unrelated assets, including the manufacturing site Tempel Canada, which includes the building and land, with a carrying amount of $8.6 million. Due to the strategic investment in the Tempel Canada manufacturing location, the Company is actively marketing the previous Tempel Canada property and expects to complete the sales within one year. The estimated fair value less cost to sell exceeded its carrying amount; therefore, no impairment loss was recognized. The fiscal 2025 balance included $10.4 million of assets associated with the WSCP toll processing facility disposal group, which were measured at fair value less cost to sell following recognition the impairment losses previously described. For additional information regarding the fiscal 2025 nonrecurring fair value measurement, see “Note 17 – Fair Value Measurements”.

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

A progression of liabilities associated with restructuring activities, together with a reconciliation to restructuring and other (income) expense, net, financial statement caption in the Company’s consolidated statements of earnings for fiscal 2026, is summarized below:

	Beginning	Expense			Ending
(In millions)	Balance	(Income)	Payments	Adjustments	Balance
Early retirement and severance	$2.1	$-	$(1.7)	$-	$0.4
Net gain on sale of assets		(7.0)
Restructuring and other (income) expense, net		$(7.0)

During fiscal 2026, the following actions were taken related to the Company’s restructuring activities:

•
The Company made early retirement and severance payments of $1.2 million associated with a TWB VRP. Under the terms of the VRP, eligible TWB employees in the U.S. who chose to participate in the program were offered severance based on their years of service. The VRP was closed to employee acceptance during the fourth quarter of fiscal 2025. The Company does not expect to incur additional material severance expenses in fiscal 2027 or beyond due to these announced plans.
•
The Company made severance payments of $0.5 million associated with its announced plans to consolidate WSCP’s remaining Cleveland, Ohio, toll processing manufacturing facility into WSCP’s existing manufacturing facility in Twinsburg, Ohio. The Company does not expect to incur additional material severance expenses in fiscal 2027 or beyond due to these announced plans.
•
During the first quarter of fiscal 2026, the Company sold machinery and equipment with a net book value of $0.3 million that was reported within assets held for sale for net cash proceeds of $1.3 million, resulting in a pre-tax gain of $1.0 million.
•
During the third quarter of fiscal 2026, the Company sold substantially all of the remaining net assets of WSCP’s remaining Cleveland, Ohio, toll processing manufacturing facility, which were reported in assets held for sale prior to the sale. Finance lease assets and buildings and improvements, net, with a net book value of $9.7 million were sold for $14.7 million, which included net cash proceeds of $14.1 million, resulting in a pre-tax gain of $5.0 million. Machinery and equipment with a net book value of $0.3 million were sold for net cash proceeds of $1.3 million, resulting in a pre-tax gain of $1.0 million.

The total liability as of May 31, 2026 is expected to be paid in fiscal 2027.

A progression of liabilities associated with restructuring activities, together with a reconciliation to restructuring and other (income) expense, net, financial statement caption in the Company’s consolidated statements of earnings for fiscal 2025 is summarized below:

	Beginning	Expense			Ending
(In millions)	Balance	(Income)	Payments	Adjustments	Balance
Early retirement and severance	$-	$2.6	$(0.5)	$-	$2.1
Restructuring and other (income) expense, net		$2.6

During fiscal 2025, the following actions were taken related to the Company’s restructuring activities:

•
The Company recognized $1.8 million of severance expense associated with a TWB VRP.
•
In connection with the consolidation and closure of WSCP’s remaining Cleveland, Ohio toll processing manufacturing facility, the Company recognized $0.8 million in severance expense during fiscal 2025.

During fiscal 2024, the Company did not record material restructuring and other (income) expense, net.

Note 7 – Contingent Liabilities and Commitments

Contingent Liabilities

The Company accrues for loss contingencies when losses are probable and reasonably estimable. Otherwise, the Company discloses the matter if there is a reasonable possibility that a loss may have occurred.

The Company is a defendant in certain legal proceedings that are incidental to its business. In the opinion of management, the outcome of these legal proceedings, which is not clearly determinable at the present time, individually and in the aggregate, would not have a material adverse effect on the Company, its consolidated and combined financial position, future results of operations or cash flows. The Company has recorded a liability, as necessary, to provide for the anticipated costs, including legal defense costs, associated with the resolution of these legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ materially from the recorded estimates and, therefore, could have a material effect on the Company, its consolidated and combined financial position, future results of operations or cash flows for the periods in which they are resolved. For matters for which a loss or additional loss is reasonably possible, the Company cannot reasonably estimate the possible loss or range of loss in excess of amounts accrued, if any.

The Company is currently involved in a dispute relating to the import of steel across international borders. Based on currently available information, the Company believes a loss is not probable and therefore has not recorded a reserve. The Company estimates that a reasonably possible loss could range from $2.0 million to $4.0 million. The Company will continue to monitor the dispute and will record a reserve if a loss becomes probable and reasonably estimable.

Commitments

In February 2026, the Bidder entered into a binding agreement with a single Kloeckner shareholder to purchase one million Kloeckner shares at €11.00 per share. The agreement required delivery of these Kloeckner shares at closing of the binding agreement. No voting or economic rights are transferred until closing. As of May 31, 2026, the agreement remained executory; therefore, no asset or liability was recorded. The total contractual purchase price under the agreement is €11.0 million ($12.8 million as of May 31, 2026). On June 15, 2026, the acquisition of the one million Kloeckner shares was completed in accordance with the binding agreement for approximately $12.7 million. For additional information, see “Note 2 – Acquisitions” and “Note 21 – Subsequent Events”.

Note 8 – Guarantees

The Company does not have guarantees that it believes are reasonably likely to have a material current or future effect on its consolidated and combined financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

At May 31, 2026, the Company had in place outstanding stand-by letters of credit in the aggregate amount of $2.4 million issued to third-party service providers. The fair value of these guarantee instruments, based on premiums paid, was not material and no amounts were drawn against them at May 31, 2026. These guarantee instruments are subject to annual renewal.

Note 9 – Debt

The following table summarizes the Company’s long-term debt and short-term borrowings outstanding at May 31, 2026 and 2025:

		Rate
(In millions)	Security	Type	Rate	Maturity	2026	2025
Long-term debt:
Canadian Expansion Loans:
FED DEV Loan	Unsecured	–	–	March 2032	2.3	2.3
BDC Loan	Secured	Variable	BDC Floating Base Rate minus 1.75%	June 2051	36.4	-
AMIC Loan	Unsecured	Fixed	0% until June 2028, 5.97% thereafter	June 2032	1.8	-

Sitem Group Term Loans:
Sitem Group Term Loan 2	Unsecured	Fixed	1.50%	March 2027	0.8	-
Sitem Group Term Loan 3	Secured	Fixed	1.94%	September 2030	3.8	-
Sitem Group Term Loan 4	Unsecured	Fixed	0.36%	February 2029	0.4	-
Sitem Group Term Loan 6	Unsecured	Fixed	0.55%	December 2028	0.7	-
Sitem Group Term Loan 8	Secured	Variable	Euribor 1m/360 + 1.65%	May 2026	0.1	-
Sitem Group Term Loan 10	Secured	Variable	Euribor 3m/360 + 1.20%	September 2026	0.2	-
Sitem Group Term Loan 11	Unsecured	Variable	Euribor 3m/360 + 1.65%	March 2028	3.1	-
Sitem Group Term Loan 13	Secured	Fixed	0.90%	October 2026	0.1	-
Standstill Agreement – Sitem Group	Secured	Variable	SARON (subject to 0% floor) + 5.0%	June 2026	21.7	-
Total					71.4	2.3
Less: current maturities of long-term debt	–	–	–	–	27.0	-
Long-term debt, net of current maturities					$44.4	$2.3

Short-term borrowings and current maturities:
Revolving credit facility	Secured	Variable	Various	November 2028	$185.4	$149.2
Current maturities of long-term debt	–	–	–	–	27.0	-
Total short-term borrowings and current maturities					212.4	149.2
Total Debt					$256.8	$151.5

Foreign currency-denominated borrowings are translated at the applicable reporting period exchange rates, with translation adjustments recorded in AOCI.

The following table provides the maturities of long-term debt in the next five fiscal years and the remaining years thereafter as of May 31, 2026:

(In millions)
Fiscal 2027	$27.0
Fiscal 2028	4.7
Fiscal 2029	3.2
Fiscal 2030	3.3
Fiscal 2031	2.8
Thereafter	30.4
Total	$71.4

As of May 31, 2026, there are $185.4 million of short-term borrowings under the Credit Facility due in fiscal 2027.

Revolving Credit Facility

On November 30, 2023, the Company entered into the Credit Facility, which is scheduled to mature on November 30, 2028, with a group of lenders. The Credit Facility provides capacity of up to $550.0 million, to the extent secured by eligible accounts receivable and inventory balances at period end, which consist primarily of U.S. dollar denominated account balances. At May 31, 2026 and May 31, 2025, there were $185.4 million and $149.2 million, respectively, of outstanding borrowings drawn against the Credit Facility. After accounting for the eligible borrowing base, at May 31, 2026 and May 31, 2025, availability under the Credit Facility was $219.5 million and $260.9 million, respectively. Amounts drawn under the Credit Facility accrue interest at rates equal to an applicable margin over the one-, three-, or six-month term Secured Overnight Financing Rate (“SOFR Rate”), plus a SOFR adjustment. The Company incurred approximately $2.7 million of issuance costs, of which $2.5 million will be amortized to interest expense over the expected five-year Credit Facility term and are reflected in other assets.

The Credit Facility permits borrowings under two types of borrowing mechanisms: (1) Term SOFR Rate Loans and (2) a swing loan. The Term SOFR Rate Loans permit the Company to draw a specific principal amount for a defined maturity of up to six months with the interest rate determined at the time of the draw, which equals an applicable margin over the applicable term SOFR Rate plus a SOFR adjustment. Each Term SOFR Rate Loan has an individual, unique identifier and is distinguishable from the other Term SOFR Rate Loan drawn by the Company. At the end of each relevant interest period, the Company has the option to continue the same interest period for such Term SOFR Rate Loan or it may request a conversion to a new interest period for such Term SOFR Rate Loan. If no notice is given by the Company, the Term SOFR Rate Loan is deemed to continue with the same interest period.

The swing loan permits the Company to draw on the Credit Facility at any time up to a maximum of the greater of (1) $55 million and (2) 10% of the then-maximum amount of the Credit Facility. The swing loan interest rate is variable based upon the interest rate market. As of May 31, 2026 and May 31, 2025, the swing loan rate was 7.25% and 8.0%, respectively. Any amounts drawn on the swing loan mature on the same date as the maturity of the Credit Facility; however, it has been the practice of the Company to repay the outstanding draws on the swing loan within a short-term period.

The Credit Facility is secured by a first priority lien (subject to permitted liens and certain other exceptions) on certain working capital assets of the Company and the guarantors, including accounts and inventory, but excluding intellectual property, real property and equity interests, and subject to customary exceptions.

On January 15, 2026, the Company amended the Credit Facility when it entered into the Second Amendment to the Company’s Revolving Credit and Security Agreement (“Second Amendment to the Credit Facility”). The Second Amendment to the Credit Facility, among other things, permitted the Company to consummate the Offer. The Company incurred immaterial costs associated with the amendment. For additional information, see “Note 2 – Acquisitions”.

As of May 31, 2026, the Company had no material contractual or regulatory restrictions on the payment of dividends provided that no event of default exists under the Credit Facility and it meets the minimum availability threshold thereunder. As of May 31, 2026, the Company was in compliance with the financial covenants of the Credit Facility.

As of May 31, 2026, and May 31, 2025, the weighted average interest rate on the outstanding interest-bearing debt under the Credit Facility was 5.22% and 5.98%, respectively.

Subsequent to May 31, 2026, the Company replaced the Credit Facility. For additional information, see “Note 21 – Subsequent Events”.

Long-Term Debt

Canadian Government Regional Economic Growth Loan

On December 17, 2024, Tempel Canada entered into an agreement with the Federal Economic Development Agency for Southern Ontario, Canada, through the Canadian Government’s Regional Economic Growth Innovation program, which provided a 0% interest loan of up to CAD $3.5 million (approximately USD $2.5 million as of May 31, 2026) to be used for the purchase and installation of advanced manufacturing equipment at Tempel Canada’s Burlington, Ontario location. The first distribution to Tempel Canada was received in the third quarter of fiscal 2025 in the amount of CAD $3.2 million (approximately USD $2.2 million), or 90% of the total available through the program. The remaining 10% is expected to be received upon project completion. The FED DEV Loan is scheduled to be paid off in sixty equal installments beginning April 1, 2027, with the final payment due March 1, 2032. There were no debt issuance costs associated with the loan.

As of May 31, 2026 and May 31, 2025, the amount outstanding under the FED DEV Loan was $2.3 million and $2.3 million, respectively.

Business Development Bank of Canada Canadian Loan

On March 25, 2025, Tempel Canada entered into the BDC Letter with BDC. Pursuant to the terms of the BDC Letter, BDC has committed to lend Tempel Canada up to CAD $57.5 million (approximately USD $41.7 million as of May 31, 2026), subject to the satisfaction of customary closing conditions and deliverables. The purpose of the BDC Loan is to fund the construction of a new manufacturing facility to be located in Burlington, Ontario, Canada.

The BDC Loan is structured as a construction draw loan. As extended in fiscal 2026, the draw period for the BDC Loan was set to lapse on June 30, 2026, unless further extended by BDC. Subsequent to May 31, 2026, the draw period was extended until August 31, 2026. Monthly interest only payments will be due until July 1, 2026, at which point the BDC Loan will also be subject to monthly amortization payments until maturity. The BDC Loan will accrue interest (1) during the construction period, at a per annum rate equal to BDC’s Floating Base Rate minus 1.75%, and (2) at all times thereafter, at a per annum rate equal to BDC’s Floating Base Rate minus 1.75% or BDC’s Base Rate minus 1.75%, at Tempel Canada’s election. The BDC Loan matures on June 1, 2051.

Worthington Steel guarantees the payment obligations of Tempel Canada in respect of the BDC Loan. As amended in fiscal 2026, the guarantee is for the full amount of the BDC Loan on the date of any demand. Provided that there has never been a breach of certain default conditions, the guarantee is reduced to 50% of the outstanding BDC Loan balance once the principal amount outstanding is less than CAD $40.0 million (approximately USD $29.0 million as of May 31, 2026), subject to the satisfaction of certain conditions. The Company will also provide customary cost overrun and completion guarantees in respect of the construction of the Burlington Property. The obligations of Tempel Canada under the BDC Letter are secured by a mortgage on the Burlington Property, an assignment of rents relating to the Burlington Property, and a lien on certain equipment and other personal property located on or used in connection with the Burlington Property.

The BDC Loan contains representations, covenants and events of default customary for transactions of this nature, including that Tempel Canada will maintain a total debt to tangible equity ratio of 1.0 to 1.0 and a fixed charge coverage ratio of 1.15 to 1.0, each tested annually beginning May 31, 2026.

As of May 31, 2026, the amount outstanding under the BDC Loan was $36.4 million, while there were no amounts outstanding under the BDC Loan as of May 31, 2025.

Canadian Advanced Manufacturing and Innovation Competitiveness Loan

On May 12, 2025, Tempel Canada entered into an agreement with the Province of Ontario’s Minister of Economic Development, Job Creation and Trade for the AMIC Loan to support building and equipment expansion at the Burlington Property. The AMIC Loan provided a loan for up to CAD $5.0 million (approximately USD $3.6 million as of May 31, 2026) During fiscal 2026, the Company received total distributions of CAD $2.5 million (approximately USD $1.8 million as of May 31, 2026). The remaining amount of the loan is expected to be received in steps as project spending progresses. The AMIC Loan is interest free until June 1, 2028, at which point it will bear interest at a fixed rate of 5.97% per annum with interest due annually. The AMIC Loan is scheduled to be paid off in four equal annual installments beginning June 30, 2029, with the final payment due June 30, 2032. The AMIC Loan is structured with an incentive component that states up to CAD $0.5 million (approximately USD $0.4 million as of May 31, 2026) of the principal may be forgiven if certain performance targets are met. The Company will continue to recognize the full liability until such time as the conditions for forgiveness are satisfied. There were no debt issuance costs associated with the AMIC Loan.

As of May 31, 2026, the amount outstanding under the AMIC Loan was $1.8 million, while there were no amounts outstanding under the AMIC Loan as of May 31, 2025.

Sitem Group

The Company assumed the liabilities of Sitem Group as part of the acquisition and recorded the Sitem Group liabilities within the Company’s consolidated balance sheets. The Sitem Group’s obligations include various Euro-denominated term loans, which have varying maturities, interest rates, interest rate mechanisms, and have periodic payments due until maturity. The obligations, along with the relevant loan terms, are included in the summary table within this footnote. Sitem Group was in compliance with its financial covenants as of May 31, 2026.

During fiscal 2026, Sitem Group fully repaid four of its loan agreements totaling €12.4 million (approximately USD $14.3 million at the time of payment) prior to maturity with cash on hand. Upon repayment of one of the loan agreements, the associated interest rate swap was terminated. For additional information, see “Note 16 – Derivative Financial Instruments and Hedging Activities”. Additionally, during fiscal 2026, a fifth loan was fully repaid at the scheduled maturity date.

Standstill Agreement – Sitem Group

Sitem Group, through its subsidiary Stanzwerk AG, entered into the Standstill Agreement with UBS Switzerland AG, as agent and a syndicate of lenders in April 2025. The agreement relates to bilateral credit facilities originally provided to Stanzwerk AG in the aggregate principal amount of CHF 17.1 million (approximately USD $21.7 million as of May 31, 2026). Under the terms of the Standstill Agreement, the lenders agreed to maintain availability under the credit lines through June 30, 2026, and to forbear from exercising termination, enforcement, or acceleration rights with respect to scheduled repayments or collateral during the standstill period, subject to customary extraordinary termination rights upon events of default.

The Standstill Agreement provides for continued use of the facilities solely for loan advances and requires pro rata utilization of the credit lines across participating lenders. Borrowings bear interest at the applicable reference rate (which is based on the Swiss Average Rate Overnight and has a floor of zero) plus a 500-basis point margin, with an additional 0.25% quarterly commission on overdraft balances.

The Standstill Agreement contains financial covenants requiring Stanzwerk AG to maintain (1) a minimum equity ratio of 15%, tested quarterly beginning June 30, 2025, and (2) minimum liquidity of CHF 4.0 million (approximately USD $5.1 million as of May 31, 2026), tested monthly beginning April 30, 2025. Stanzwerk AG was in compliance with these covenants as of May 31, 2026.

Subsequent to May 31, 2026, Stanzwerk AG entered into an Amended and Restated Standstill Agreement with UBS Switzerland AG maintaining the credit facility through August 31, 2028. See “Note 21 – Subsequent Events” for additional information regarding the amended terms.

Term Loan Facility with the Former Parent

On June 8, 2021, TWB entered into a $50.0 million term loan agreement (the “TWB Term Loan”) with a subsidiary of the Former Parent that matured in annual installments through May 31, 2024. The proceeds were used by TWB to finance the Shiloh U.S. BlankLight purchase price in June 2021. This note accrued interest at a rate of 5.0% per annum. The borrowings were the legal obligation of TWB. As such, the debt and related interest have been attributed to the Company in the consolidated and combined financial statements prior to the Separation.

The Former Parent’s note receivable associated with the TWB Term Loan was contributed to the Company in connection with the Separation on December 1, 2023. As a result, the TWB Term Loan balance was eliminated in consolidation following the Separation.

Other Debt

Other – Debt Financing Commitment

In connection with and concurrently with the entry into the Offer for the Kloeckner Acquisition, the Company obtained debt financing commitments (“Bridge Nonrevolving Loan Commitment”) in an aggregate amount not to exceed $1.9 billion from a group of lenders, with Wells Fargo Bank, National Association, as administrative agent, to support the expected permanent financing.

In connection with the Bridge Nonrevolving Loan Commitment, the Company incurred approximately $17.8 million of fees and costs, which were initially capitalized in prepaid expenses and other current assets, and were left unamortized until funding (in whole or in part) or until the commitment expires or is no longer applicable. As of May 31, 2026, approximately $14.8 million of the fees remained accrued and were yet to be paid. Excluding any ongoing commitment fees, the Company will pay the substantial balance of those fees once the Bridge Nonrevolving Loan Commitment has been terminated, the Kloeckner Acquisition has closed, or the amounts available under the Bridge Nonrevolving Loan Commitment remain undrawn upon expiration.

During May 2026, the Company announced that it had priced an offering (the “Offering”) of the 2033 Notes. Accordingly, as of May 31, 2026, the Company determined it was not probable that the Bridge Nonrevolving Loan Commitment would be drawn upon given the permanent financing had been priced, which resulted in the immediate expensing of the previously capitalized cost. The Company recorded the costs to interest expense, net for the fiscal year ended May 31, 2026. After May 31, 2026, on June 1, 2026, the Company issued the 2033 Notes, which eliminated its ability to draw on the Bridge Nonrevolving Loan Commitment. For additional information, see “Note 2 – Acquisitions”.

Other – Tempel China

Tempel owns a subsidiary in China, Tempel China, which utilizes multiple short-term loan facilities, which are used to finance raw material purchases, and are collateralized by Tempel China property and equipment. There were no borrowings outstanding under the facilities at May 31, 2026, and May 31, 2025.

As of May 31, 2026, Tempel China has two active facilities, for an aggregate facility size of CNY 90.0 million (approximately USD $13.3 million and $12.5 million as of May 31, 2026, and May 31, 2025, respectively). The first facility is for CNY 40.0 million (approximately USD $5.9 million as of May 31, 2026) and matures on September 10, 2026. The second facility is for CNY 50.0 million (approximately USD $7.4 million as of May 31, 2026) and matures on July 29, 2026. The maturity of the second facility was extended after fiscal 2026, with the facility now scheduled to mature on July 27, 2027.

Other – Tempel India

Tempel owns a subsidiary in India (“Tempel India”) which has two individual credit facilities with separate financial institutions, each of which contains a line of credit and standby letters of credit/letters of guarantee secured by applicable Tempel India current assets and fixed assets. The facilities are subject to annual renewals, which are effective as of the date of the annual renewal letter.

The aggregate size of the Tempel India credit facilities is INR 1,150.0 million (approximately USD $12.1 million and USD $14.0 million as of May 31, 2026 and May 31, 2025, respectively), subject to adjustment pursuant to the security noted above. One credit facility is for INR 500.0 million (approximately USD $5.3 million as of May 31, 2026) and matures on January 7, 2027. The other credit facility is for INR 650.0 million (approximately USD $6.8 million as of May 31, 2026) and matures on December 15, 2026.

Both the credit facilities allow for borrowing on the lines of credit up to a sublimit of the total facility size, which was equal to an aggregate of INR 550.0 million (approximately USD $5.8 million and USD $7.0 million, as of May 31, 2026, and May 31, 2025, respectively). Interest is payable monthly and will accrue on the outstanding balance according to the lender’s base lending rate plus an applicable margin as determined by the lender. As of May 31, 2026, and May 31, 2025, there were no borrowings outstanding under Tempel India line of credit facilities.

Letters of credit may be drawn against the aggregate limit of these credit facilities, excluding any amounts drawn by the lines of credit. As of May 31, 2026, and May 31, 2025, no amounts under the Tempel India credit facilities were due to the financial institutions. The purchases, made in the normal course of business that are supported by the letters of credit, are recorded in accounts payable in the consolidated balance sheets as of May 31, 2026, and May 31, 2025.

Other – Sitem Slovakia

Tempel owns a majority interest in a subsidiary in Slovakia (“Sitem Slovakia”), and Sitem Slovakia has an overdraft line of credit in the amount of €0.3 million (approximately USD $0.4 million as of May 31, 2026), which is secured by Sitem Slovakia’s trade receivables. The overdraft line of credit matures in February 2027, and is reviewed annually for renewal. Outstanding borrowings carry an interest rate of one-month Euribor plus 1.75%. There were no borrowings outstanding under the facility as of May 31, 2026.

Accounts Receivable Securitization

On June 29, 2023, the Company terminated the revolving trade accounts receivable securitization facility (the “AR Facility”) because it was no longer needed. No early termination or other similar fees or penalties were paid in connection with the termination of the AR Facility.

Note 10 – Comprehensive Income (Loss)

Other Comprehensive Income (Loss): The following table summarizes the tax effects of each component of other comprehensive income (loss) for fiscal 2026, 2025, and 2024.

	2026			2025			2024
(In millions)	Before- Tax	Tax	Net-of- Tax	Before- Tax	Tax	Net-of- Tax	Before- Tax	Tax	Net-of- Tax
Currency translation adjustments:
Foreign currency translation, net	$7.4	$-	$7.4	$1.2	$-	$1.2	$(1.3)	$-	$(1.3)
Net investment hedge	(1.8)	0.5	(1.3)	-	-	-	-	-	-
Pension liability adjustment	3.8	0.2	4.0	(1.4)	0.3	(1.1)	3.1	(0.7)	2.4
Cash flow hedges	4.0	(1.0)	3.0	2.6	(0.6)	2.0	(6.7)	1.6	(5.1)
Other comprehensive income (loss)	$13.4	$(0.3)	$13.1	$2.4	$(0.3)	$2.1	$(4.9)	$0.9	$(4.0)

Accumulated Other Comprehensive Income (Loss): The components of the changes in AOCI at the end of fiscal 2026, 2025, and 2024.

	Currency Translation Adjustments
	Foreign		Total
	Currency	Net	Foreign	Pension	Cash
	Translation,	Investment	Currency	Liability	Flow
(In millions)	Net	Hedge	Translation	Adjustment	Hedges	AOCI
Balance at May 31, 2024	$(11.9)	$-	$(11.9)	$8.4	$(2.6)	$(6.1)
OCI before reclassifications	1.2	-	1.2	1.8	(4.8)	(1.8)
Reclassification adjustments to income(1)	-	-	-	(3.2)	7.4	4.2
Income tax effect	-	-	-	0.3	(0.6)	(0.3)
Balance at May 31, 2025	$(10.7)	$-	$(10.7)	$7.3	$(0.6)	$(4.0)
OCI before reclassifications	4.5	(1.8)	2.7	2.2	6.5	11.4
Reclassification adjustments to income(1)	-	-	-	(0.7)	(2.5)	(3.2)
Income tax effect	-	0.5	0.5	0.2	(1.0)	(0.3)
Balance at May 31, 2026	$(6.2)	$(1.3)	$(7.5)	$9.0	$2.4	$3.9

(1)
The statements of earnings classification of amounts reclassified to net income include:
a.
Cash flow hedges – disclosed in “Note 16 – Derivative Financial Instruments and Hedging Activities”; and
b.
Pension liability adjustment – reflects the following pension liability adjustments as disclosed in “Note 13 – Employee Retirement Plans”
i.
Amortization of net (gain) loss of the Pension Benefits and Other Benefits.
ii.
The acceleration of deferred pension costs in AOCI related to the pension plan lift-out transaction to transfer a portion of the total projected benefit obligation of the Tempel pension plan to a third-party insurance company.
iii.
Recognition of a gain in fiscal 2026 related to a pension settlement due to net lump sum payments being higher than the settlement threshold.

Note 11 – Equity and Mezzanine Equity

Common Shares: Worthington Steel was formed as an Ohio corporation on February 28, 2023, with 100 common shares authorized of which 100 common shares were issued and outstanding. As a result of the Separation, on November 22, 2023, Worthington Steel filed a certificate of amendment to the Articles of Incorporation of the Worthington Steel, Inc. (the “Amendment”) with the Secretary of State of the State of Ohio. The Amendment (1) effected a stock split of the 100 then-outstanding common shares of Worthington Steel to provide a sufficient capitalization for the Former Parent to complete the pro rata distribution of 100% of Worthington Steel’s outstanding common shares to Former Parent’s shareholders, with each Former Parent shareholder as of November 21, 2023 (the “Record Date”) receiving one common share of Worthington Steel for every one common share of the Former Parent held as of the Record Date, and (2) eliminated Worthington Steel’s stated capital. On November 30, 2023, Worthington Steel distributed 49.3 million outstanding common shares to the Former Parent. The Former Parent retained no ownership interest in Worthington Steel following the Separation.

The Amendment authorized one class of common shares and its relative voting rights.

During fiscal 2026, fiscal 2025, and fiscal 2024, the Company did not repurchase any common shares.

Preferred Shares: The Amendment authorized one class of preferred shares and its relative voting rights. The Board is empowered to determine the issue prices, dividend rates, amounts payable upon liquidation and other terms of the preferred shares when issued. At May 31, 2026, and May 31, 2025, 1,000,000 preferred shares are authorized, and no preferred shares are issued or outstanding.

Theoretical Common Shares: The non-qualified deferred compensation plans for employees require that any portion of a participant’s current account credited to the theoretical common share option, which reflects the fair value of the common shares with dividends reinvested, and any new contributions credited to the theoretical common share option remain credited to the theoretical common share option until distributed. For amounts credited to the theoretical common share option, payouts are required to be made in the form of whole common shares and cash in lieu of fractional common shares. As a result, the Company accounts for the deferred compensation obligation credited to the theoretical common share option within equity. The amounts recorded in equity totaled $0.2 million at May 31, 2026. The amounts recorded in equity totaled less than $0.1 million at May 31, 2025. There was no amount recorded in equity at May 31, 2024, as the Company’s eligible employees participated in the Former Parent’s plan prior to the Separation.

Mezzanine Equity: The Sitem Group purchase agreement includes a series of put options and call options. The put options are held by the minority investors of Sitem Group, which provide the right to sell up to 100% of their remaining interest collectively, a 48% interest, in Sitem Group to the Company. The call options are held by the Company and provide it with the right to acquire from the minority investors of Sitem Group up to 100% of their remaining interest (i.e., a 48% interest) in Sitem Group. The call options require the achievement of certain EBITDA-based milestones. There are two put options held by the minority investors and two call options held by the Company, with the first and second put option periods occurring in fiscal 2030 and fiscal 2032, respectively, and the first and second call option period occurring in fiscal 2031 and 2033, respectively.

The put and call options are considered a redeemable noncontrolling interest as: (1) the minority shareholders can put Sitem Group shares to the Company; (2) the put is outside of the Company’s control; and (3) redemption is possible as it is based upon specified financial metrics. As a result, the redeemable noncontrolling interest is presented as mezzanine equity.

The put and call options cannot be separated from the noncontrolling interest. Due to the redemption features, the minority interest is classified as a Redeemable NCI within mezzanine equity on the Company’s consolidated balance sheets. For additional information, see “Note 2 – Acquisitions”.

Redeemable noncontrolling interests are initially recorded at the issuance date fair value, which is the acquisition date for the Sitem Group transaction. When redeemable noncontrolling interest is currently redeemable, or probable of becoming redeemable, it is subsequently adjusted to the greater of current redemption value or carrying value. The redemption value is determined via a contractual-based formula using certain EBITDA adjusted metrics.

For the roll forward of mezzanine equity, see the Company’s consolidated and combined statements of equity and mezzanine equity.

Shortfall Recovery Arrangement: During fiscal 2026, the Company and the minority interest member of Spartan quantified an economic shortfall of $5.9 million arising from certain performance expectations previously agreed to that were not achieved, as contemplated by the amended Spartan operating agreement. The amended operating agreement provides for a temporary recovery mechanism (the “Shortfall Recovery Arrangement”) pursuant to which (1) profits and cash distributions otherwise payable to the minority interest member of Spartan are paid to the Company and applied against the shortfall until it is satisfied and (2) a $9.0 million distribution was authorized, of which $4.3 million was applied to the shortfall. As of May 31, 2026, the remaining income shortfall was $5.5 million and the remaining cash shortfall was $1.6 million.

Upon full recovery of the shortfall, allocations of profits and distributions will revert to the stated ownership percentages of 52% to the Company and 48% for the minority interest owner, as specified in the operating agreement.

The Shortfall Recovery Arrangement does not affect the recognition of consolidated and combined net earnings of the consolidated joint venture. However, the Company concluded that the arrangement represents a substantive profit-sharing arrangement, as it temporarily reallocates economic participation in the joint venture’s earnings during the recovery period. Accordingly, during the recovery period, consolidated and combined net earnings and comprehensive income of the joint venture are attributed between the controlling interest and the noncontrolling interest in accordance with the amended profit-sharing provisions rather than the stated ownership percentages. Net earnings attributable to noncontrolling interest presented in the consolidated and combined statements of earnings also include amounts attributed to noncontrolling interests for other consolidated subsidiaries.

Note 12 – Stock-Based Compensation

Prior to the Separation, certain Company employees and non-employee directors participated in the stock-based compensation plans of the Former Parent (“Former Parent’s Plans”). In connection with the Separation, the Board approved the Worthington Steel, Inc. 2023 Long-Term Incentive Plan and Worthington Steel, Inc. 2023 Equity Incentive Plan for Non-Employee Directors (the “Plans”). Under the Plans, the Company may grant incentive or non-qualified stock options, restricted common shares and performance shares to employees and non-qualified stock options and restricted common shares to non-employee directors.

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

The Company classifies share-based compensation expense within either SG&A or cost of goods sold to correspond with the same financial statement caption as the cash compensation paid to employees who have been awarded common shares. A total of 7.8 million common shares were authorized and available for issuance in connection with the Plans in place at May 31, 2026.

The Company recognized pre-tax stock-based compensation expense of $13.9 million ($12.1 million after-tax), $11.0 million ($8.7 million after-tax) and $10.3 million ($8.0 million after-tax) under the Plans and Former Parent’s Plans during fiscal 2026, fiscal 2025 and fiscal 2024, respectively. At May 31, 2026, the total unrecognized compensation cost related to non-vested stock-based compensation awards was $15.6 million, which is expected to be recognized over a weighted-average period of 1.7 years. The remaining expense will be recognized over the next three fiscal years with original expense periods of up to five years.

Non-Qualified Stock Options

Stock options may be granted to purchase common shares at not less than 100% of the fair market value of the underlying common shares on the grant date. All outstanding stock options are non-qualified stock options. The exercise price of all stock options granted has been set at 100% of the fair market value of the underlying common shares on the grant date. Generally, stock options granted to employees vest and become exercisable at the rate of one-third per year beginning one year from the grant date, and expire 10 years after the grant date. Non-qualified stock options granted to non-employee directors vest and become exercisable on the earlier of (a) the first anniversary of the grant date or (b) the date on which the next annual meeting of shareholders of Worthington Steel is held following the grant date for any stock option granted as of the date of an annual meeting of shareholders of Worthington Steel. Stock options can be exercised through net-settlement, at the election of the option holder. The source of the shares issued when exercised and held is out of new shares.

GAAP requires that all share-based awards be recorded as expense in the statements of earnings based on their grant date fair value. The Company calculates the fair value of its non-qualified stock options using the Black-Scholes option pricing model and certain assumptions.

Stock-based compensation expense recognized for the stock option awards (pre-tax) during fiscal 2026, fiscal 2025 and fiscal 2024 was $0.6 million, $0.6 million, and $0.4 million, respectively.

As of May 31, 2026, there was $0.4 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 0.8 years. As of May 31, 2026, there were 0.2 million outstanding unvested stock options, with a total intrinsic value of $4.8 million. As of May 31, 2026, there were 0.2 million outstanding exercisable stock options. As of May 31, 2025, there were 0.3 million outstanding unvested stock options, with a total intrinsic value of $1.4 million.

Service-Based Restricted Common Shares

Restricted common shares that contain service-based vesting conditions may be awarded to certain employees and non-employee directors. Service-based restricted common shares granted to employees generally vest in full three years after the date of grant. Service-based restricted common shares granted to non-employee directors vest under the same parameters as discussed above with respect to non-qualified stock option grants. All service-based restricted common shares are valued at the closing market price of the common shares on the date of the grant.

The table below sets forth the service-based restricted common shares activity under the Plans for fiscal 2026, fiscal 2025, and fiscal 2024. Stock-based compensation expense for these restricted common shares is recognized on a straight-line basis over their respective three-year service periods.

	2026		2025		2024
(In thousands, except per common share amounts)	Restricted Common Shares	Weighted Average Grant Date Fair Value	Restricted Common Shares	Weighted Average Grant Date Fair Value	Restricted Common Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	1,184	$24.30	1,069	$19.03	-
Awards converted from the Former Parent Plan	-	-	-	-	957	$22.20
Granted	249	31.78	406	34.95	170	29.18
Vested	(519)	18.51	(264)	19.13	(19)	19.98
Forfeited	(19)	30.71	(27)	25.96	(39)	19.06
Outstanding, end of year	895	$29.60	1,184	$24.30	1,069	$19.03

Weighted average remaining contractual life of outstanding restricted common shares (in years)	1.01		1.15		1.37

Aggregate intrinsic value of outstanding restricted common shares	$37,759		$29,490		$35,286

Aggregate intrinsic value of restricted common shares vested during the year	$16,650		$8,705		$573

Pre-tax stock-based compensation for granted awards	$7,923		$14,180		$4,955

Market-Based Restricted Common Shares

On April 1, 2024, the Company granted 149,000 market-based restricted common shares to six key employees under one of the Plans. Vesting of these restricted common shares is contingent upon the completion of a three-year service vesting period and the Company’s annualized absolute total shareholder return (“ATSR”) reaching a certain threshold during the three-year performance period ending on March 31, 2027. If the annualized ATSR is between 5% and 20%, as measured using the 40 consecutive trading days ending on March 28, 2024, as the starting price and the 40 consecutive trading days ending on March 31, 2027, as the ending price, participants will receive 50-150% of their targeted performance shares. The grant date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $34.83 per common share. The pre-tax stock-based compensation expense for these market-based restricted common shares of $5.4 million will be recognized on a graded basis over the five-year service period, net of any forfeitures. The following assumptions were used to determine the grant date fair value and the derived service period for these restricted common shares:

Expected volatility	41.00%
Risk-free interest rate	4.51%
Actual TSR	14.00%

On June 25, 2020, the Former Parent granted an aggregate of 35,000 market-based restricted common shares to two key employees under one of the Former Parent Plans. Vesting of these restricted common share awards is contingent upon the average closing price of the common shares reaching $65.00 during any 90 consecutive day period during the five-year period following the date of grant and completion of a three-year service vesting period. The grant date fair value of these restricted common shares, as determined by a Monte Carlo simulation model, was $20.87 per common share. The calculated pre-tax stock-based compensation expense for these restricted common shares was $0.7 million; these awards fully vested on June 25, 2023. The following assumptions were used to determine the grant date fair value and the derived service period for these restricted common shares:

Dividend yield	2.71%
Expected volatility	41.50%
Risk-free interest rate	0.32%

Performance Shares

Performance shares may be awarded to certain key employees and are contingent (i.e., vest) based upon the level of achievement with respect to corporate targets for cumulative economic value added and earnings per share growth for the three-fiscal-year periods ended or ending May 31, 2026, 2027 and 2028. These performance share awards will be paid, to the extent earned, in common shares in the fiscal quarter following the end of the applicable three-fiscal-year performance period. The fair value of performance share awards is determined by the closing market price of the underlying common shares at the respective grant dates of the awards and the pre-tax stock-based compensation expense is based on the periodic assessment of the probability of the targets being achieved and the estimate of the number of common shares that will ultimately vest and be issued.

The table below summarizes the Company’s performance share award activity under the Plans for fiscal 2026, fiscal 2025, and fiscal 2024:

	2026		2025		2024
(In thousands, except per common share amounts)	Performance Shares	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	176	$26.58	130	$20.72	-
Awards converted from the Former Parent Plan	-	-	-	-	133	$22.20
Granted	123	32.03	100	29.50	30	30.55
Vested	(31)	14.36	(54)	17.96	(21)	17.36
Forfeited	(5)	14.36	-	-	(12)	17.97
Outstanding, end of year	263	$30.81	176	$26.58	130	$20.72

Weighted average remaining contractual life of outstanding performance shares (in years)	1.27		1.25		1.30

Aggregate intrinsic value of outstanding performance shares	$11,107		$4,391		$4,291

Aggregate intrinsic value of performance shares vested during the year	$974		$1,730		$696

Pre-tax stock-based compensation for granted awards	$3,942		$2,967		$923

Note 13 – Employee Retirement Plans

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

The 401(k) Plan is a defined contribution plan covering all non-union U.S. employees of Worthington Steel (and its subsidiaries who are participating employers under the 401(k) Plan) on U.S. payroll who meet the tenure, hour and age requirements specified in the 401(k) Plan. The 401(k) Plan is subject to the provisions of the ERISA. The trustee for the 401(k) Plan is Fidelity Management Trust Company. Worthington Steel is the sponsor of the 401(k) Plan.

Eligible participants make contributions based on elected percentages of eligible compensation, subject to annual addition and other limitations imposed by the Internal Revenue Code and the various plans’ provisions. Company contributions consist of employer matching contributions, annual or monthly employer contributions and discretionary contributions, based on individual plan provisions. The Company matches 50 cents per dollar on contributions of the first 4% of the 401(k) Plan participants’ compensation. The Company also makes an employer contribution of 3% of compensation on behalf of eligible participants irrespective of the amounts deferred by such participants. As a safe harbor plan, the Company guarantees a minimum contribution of at least 3% of participants’ eligible compensation.

The following table summarizes the defined contribution plan expense for the prior three fiscal years:

(In millions)	2026	2025	2024
Defined contribution plan expense	$13.0	$12.4	$12.3

Defined Benefit Pension Plans

Defined benefit pension and OPEB plan obligations are remeasured at least annually as of reporting period end based on the present value of projected future benefit payments for all participants for services rendered to date. The measurement of projected future benefits is dependent on the provisions of each specific plan, demographics of the group covered by the plan, and other key measurement assumptions.

Net periodic benefit costs, including service cost, interest cost, and expected return on assets, are determined using assumptions regarding the benefit obligation and the fair value of plan assets as of the beginning of each fiscal year. The funded status of the benefit plans, which represents the difference between the benefit obligation and the fair value of plan assets, is calculated on a plan-by-plan basis. The benefit obligation and related funded status are determined using assumptions as of the reporting period end. Net periodic benefit cost is included in other income (expense) in the Company’s consolidated and combined statements of earnings, except for the service cost component, which is recorded in cost of goods sold and SG&A.

Through prior acquisitions, the Company sponsors various defined benefit pension and similar plans. Tempel’s obligations include a defined benefit domestic funded pension plan, an unfunded supplemental executive retirement (SERP) plan, and a domestic unfunded postretirement plan. Effective December 31, 2010, Tempel froze its defined benefit domestic funded pension plan. No further benefits will be earned by participants of this plan after December 31, 2010.

As part of the Company’s acquisition of the Sitem Group on June 3, 2025, it assumed approximately $14.3 million of net pension benefit obligations. The Stanzwerk AG pension plan was assumed in connection with the acquisition of the Sitem Group. The acquired Stanzwerk AG pension plan is a funded defined benefit pension plan in Switzerland covering eligible employees, the plan’s assets are managed by a collective trust. During fiscal 2026, the Company recognized curtailment and settlement gains related to the acquired Stanzwerk AG pension plan. The curtailment resulted from a restructuring initiative that significantly reduced expected future service for certain plan participants. In addition, a settlement was triggered because lump-sum benefit payments exceeded the applicable threshold. A portion of the curtailment gain will be recognized in future periods as affected employees terminate employment. See “Note 2 – Acquisitions” for additional information related to the acquisition of the Sitem Group.

In fiscal 2025, primarily in the second quarter, the Company, through Tempel, recorded a non-cash pension settlement gain of $2.7 million reflected in miscellaneous income (expense), net, as a result of transferring $18.7 million, or approximately 26%, of the total projected benefit obligation and related plan assets of the Tempel Employees Pension Plan as of the purchase date, to an insurance company. The purchase of the annuity contract as well as the lump sums paid prior to the pension risk transfer required remeasurement of the plan prior to the calculation of the settlement charge. Additional lump sums paid out after the pension risk transfer but prior to the end of the fiscal year, resulted in a second settlement gain. The net impact of the pension risk transfer and lump sum settlements, and the second quarter fiscal 2025 remeasurement was a decrease of approximately $2.0 million in the non-current liability for pensions (and corresponding decrease in accumulated other comprehensive loss, before income taxes), and is included within the actuarial (gain)/loss with the reconciliation of the changes in the projected benefit obligation and plan assets disclosure below. In the reconciliation of the changes in the projected benefit obligation and plan assets, the cash paid for the purchase of the annuity contracts as well as the lump sum payments that resulted in settlements is recorded within settlements. As a result of this transaction: 1) the Company was relieved of all responsibility for these pension obligations, subject to customary administrative adjustments, and 2) the insurance company is now required to pay and administer the retirement benefits owed to 472 beneficiaries. Assumptions used for this remeasurement included discount rates determined using September 2024 market conditions and calculated using the same methodology as discussed above. Due to the settlement, the Company determined that a discount rate of 5.55% was used from June 1, 2024 up until September 2024. A discount rate of 4.79% was used from September 2024 up until May 31, 2025. A discount rate of 5.40% was used as of May 31, 2025. All other assumptions were consistent with the fiscal 2025 disclosures.

As a result of the Company’s acquisition of Voestalpine Nagold in fiscal 2024, it assumed approximately $0.9 million of net pension benefit obligations under a pre-existing pension obligation of the former company that resulted from a previous contractual arrangement with a prior owner before the Company’s acquisition. No further pension benefit will be earned by participants of this plan, and participants will begin to receive benefits upon reaching age 65. See “Note 2 – Acquisitions” for additional information related to the acquisition of Voestalpine Nagold.

Prior-year non-U.S. pension information has been reclassified to conform to the current-year presentation following the acquisition of a material non-U.S. defined benefit plan. The reclassification had no impact on previously reported results.

Net Periodic Pension Costs (Income) and Weighted Average Rates

The following table summarizes the components of net periodic pension income for the Company’s defined benefit pension plans along with the assumptions used to determine the benefit obligation and net periodic benefit cost for the prior three fiscal years:

	Year Ended May 31, 2026			Year Ended May 31, 2025			Year Ended May 31, 2024
	Pension Benefits			Pension Benefits			Pension Benefits
(In millions)	U.S.	Non-U.S.	Other Benefits	U.S.	Non-U.S.	Other Benefits	U.S.	Non-U.S.	Other Benefits
Defined benefit plans components of expense:
Service cost	$-	$1.4	$-	$-	$-	$-	$-	$-	$-
Interest cost	2.5	0.6	0.2	2.8	0.1	0.2	3.5	0.1	0.2
Expected return on plan assets	(2.7)	(1.6)	-	(3.0)	-	-	(4.0)	-	-
Net amortization and deferral costs	(0.3)	-	(0.2)	(0.3)	-	(0.2)	(0.3)	-	(0.1)
Settlement gain	-	(0.3)	-	(2.7)	-	-	-	-	-
Curtailment gain	-	(1.1)	-	-	-	-	-	-	-
Net periodic benefit income	$(0.5)	$(1.0)	$-	$(3.2)	$0.1	$-	$(0.8)	$0.1	$0.1
Weighted-average assumptions used to determine benefit obligations
Discount rate	5.4%	1.3%	5.4%	5.4%	3.8%	5.4%	5.6%	3.5%	5.6%
Compensation rate increase(1)	N/A	1.5%	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Interest crediting rate(1)	N/A	2.0%	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Weighted-average assumptions used to determine net expenses
Discount rate	5.4%	1.0%	5.4%	5.6%	2.5%	5.6%	4.8%	2.5%	4.8%
Expected rate of return on plan assets	6.5%	4.7%	N/A	6.5%	N/A	N/A	6.5%	N/A	N/A
Compensation rate increase(1)	N/A	1.5%	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Interest crediting rate(1)	N/A	2.0%	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1)
Relates to only the Stanzwerk AG pension plan, which was assumed in connection with the Sitem Group acquisition.

During fiscal 2026, fiscal 2025, and fiscal 2024, the Company also incurred less than $0.1 million, $0.1 million, and $0.1 million, respectively, in net periodic benefit cost related to the Tempel Steel Company Postretirement Benefit Plan.

The discount rates used to measure plan liabilities as of the measurement date are determined individually for each plan using actuarially developed yield curves. The discount rates are determined by matching the projected cash flows used to determine the plan liabilities to a projected yield curve of high-quality corporate bonds available at the measurement date. The expected return on plan assets assumption is determined by reviewing the investment returns, as well as longer-term historical returns of an asset mix approximating the Company’s asset allocation targets, and periodically comparing these returns to the expectations of investment advisors and actuaries to determine whether long-term future returns are expected to differ significantly from the past.

Funded Status

The following tables provide a reconciliation of the changes in the projected benefit obligation and the fair value of plan assets and the funded status for the Company’s defined benefit plans:

	Year Ended May 31, 2026			Year Ended May 31, 2025
	Pension Benefits			Pension Benefits
(In millions)	U.S.	Non-U.S.	Other Benefits	U.S.	Non-U.S.	Other Benefits
Change in benefit obligation
Benefit obligation, beginning of year	$48.2	$1.2	$3.0	$70.0	$1.1	$3.1
Service cost	-	1.4	-	-	-	-
Interest cost	2.5	0.6	0.2	2.8	0.1	0.2
Plan amendments	-	-	-	-	-	-
Actuarial (gain)/loss	(0.1)	(3.0)	-	(1.3)	-	(0.1)
Benefits paid (1)	(3.5)	0.7	(0.2)	(3.3)	-	(0.2)
Administrative expenses paid	-	(0.1)	-	-	-	-
Foreign currency translation adjustment	-	2.2	-	-	-	-
Settlements	-	(5.1)	-	(20.0)	-	-
Curtailments	-	(3.3)	-	-	-	-
Participant contributions	-	1.2	-	-	-	-
Benefit obligations acquired	-	52.0	-	-	-	-
Benefit obligations, end of year	$47.1	$47.8	$3.0	$48.2	$1.2	$3.0

Change in plan assets
Fair value, beginning of year	$38.8	$0.1	$-	$53.4	$0.1	$-
Actual return on plan assets	2.2	1.3	-	3.5	-	-
Company contributions	0.5	1.2	0.2	5.2	-	0.2
Benefits paid (1)	(3.5)	0.7	(0.2)	(3.3)	-	(0.2)
Administrative expenses paid	-	(0.1)	-	-	-	-
Foreign currency translation adjustment	-	1.8	-	-	-	-
Settlements	-	(5.1)	-	(20.0)	-	-
Participant contributions	-	1.2	-	-	-	-
Plan assets acquired	-	37.7	-	-	-	-
Fair value, end of year	38.0	38.8	-	38.8	0.1	-
Funded status	$(9.1)	$(9.0)	$(3.0)	$(9.4)	$(1.1)	$(3.0)

Amounts recognized in the consolidated balance sheets consist of:
Accrued compensation, contributions to employee benefit plans and related taxes	$-	$-	$(0.3)	$-	$-	$(0.3)
Other liabilities	(9.1)	(9.0)	(2.7)	(9.4)	(1.1)	(2.7)
AOCI	(7.4)	(4.7)	(1.3)	(8.1)	-	(1.5)
Less: amount attributable to Redeemable NCI	-	(2.3)	-	-	-	-
AOCI attributable to controlling interest	(7.4)	(2.4)	(1.3)	(8.1)	-	(1.5)

Amounts recognized in AOCI consist of:
Net (gain)/loss	$(7.4)	$(2.4)	$(1.0)	$(8.1)	$-	$(1.2)
Net prior service credit	-	-	(0.3)	-	-	(0.3)
Total	$(7.4)	$(2.4)	$(1.3)	$(8.1)	$-	$(1.5)

(1)
The fiscal 2026 non-U.S. benefits paid amount reflects both benefit payments and insurance-related transactions. During the year, insurance reserves were transferred to the plan in an amount that exceeded annuity benefit payments and insurance premiums, resulting in a net increase in the line item.

The accumulated benefit obligation for all of the defined benefit pension and OPEB plan obligations was $94.9 million and $52.4 million as of May 31, 2026, and May 31, 2025, respectively.

The following table shows other changes in plan assets and benefit obligations recognized in OCI during the prior two fiscal years:

	Year Ended May 31, 2026			Year Ended May 31, 2025
	Pension Benefits			Pension Benefits
(In millions)	U.S.	Non-U.S.	Other Benefits	U.S.	Non-U.S.	Other Benefits
Net (gain)/loss	$0.4	$(5.0)	$-	$(1.7)	$-	$(0.1)
Amortization of net gain/(loss)	0.3	-	0.2	0.3	-	0.2
Settlement gain	-	0.3	-	2.7	-	-
Total recognized in other comprehensive loss/(income)	$0.7	$(4.7)	$0.2	$1.3	$-	$0.1
Total recognized in net periodic benefit cost (income) and OCI	$0.2	$(5.7)	$0.2	$(1.9)	$-	$0.1

Pension plan assets are required to be disclosed at fair value in the Company’s consolidated and combined financial statements. Fair value is defined in “Note 17 – Fair Value Measurements”. The pension plan assets’ fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Fair Value Hierarchy Categories

There are three measurement input levels for determining fair value. The three levels of inputs used to measure fair value are as follows:

Level 1	–	Quoted prices (unadjusted) in active markets for identical assets and liabilities that the reporting entity can access at the measurement date.

Level 2	–	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	–

Unobservable inputs for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability and that are significant to the fair value of the assets and liabilities (i.e., allowing for situations in which there is little or no market activity for the asset or liability at the measurement date).

Cash is valued at cost, which approximates fair value. There were no Level 3 plan assets at May 31, 2026, or May 31, 2025, as shown in the table below. The table below presents plan assets by fair value hierarchy level. See “Note 17 – Fair Value Measurements”.

Fair Value of Plan Assets

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plans’ assets measured at fair value on a recurring basis at May 31, 2026, and May 31, 2025:

	May 31, 2026			May 31, 2025
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
U.S. Plan Assets
Investment:
Cash and cash equivalents	$3.9	$3.9	$-	$2.7	$2.7	$-
Fixed-income funds	33.1	33.1	-	26.9	26.9	-
Equity funds	-	-	-	6.4	6.4	-
Commingled fund investments measured at net asset value (1):
Hedge funds	1.0	-	-	2.8	-	-
Total U.S. plan assets	$38.0	$37.0	$-	$38.8	$36.0	$-

Non-U.S. Plan Assets
Investment:
Cash and cash equivalents	$0.5	$0.5	$-	$0.1	$0.1	$-
Fixed-income funds	11.2	11.2	-	-	-	-
Equity funds	13.5	13.5	-	-	-	-
Real estate funds	9.3	9.3	-	-	-	-
Other	4.3	-	4.3	-	-	-
Total Non-U.S. plan assets	$38.8	$34.5	$4.3	$0.1	$0.1	$-
Total plan assets	$76.8	$71.5	$4.3	$38.9	$36.1	$-

(1)
Investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been categorized in the fair value hierarchy.

Plan assets for the defined benefit plans consisted principally of the following as of the respective measurement dates:

	May 31, 2026		May 31, 2025
	U.S.	Non-U.S.	U.S.	Non-U.S.
Asset category:
Equity securities	0%	35%	17%	0%
Fixed-income funds	87%	29%	69%	0%
Real estate funds	0%	24%	0%	0%
Hedge funds	3%	0%	7%	0%
Other (1)	10%	12%	7%	100%
Total	100%	100%	100%	100%

(1)
Includes cash and cash equivalents and other alternative investments.

Equity securities include no employer stock. The investment policy and strategy for the defined benefit plans is: (i) long-term in nature with liquidity requirements that are anticipated to be minimal due to the projected normal retirement date of the average employee and the current average age of participants; (ii) to earn nominal returns, net of investment fees, equal to or in excess of the defined benefit plans’ respective liability growth rate; and (iii) to include a diversified asset allocation of domestic and international equities and fixed income investments. The Company expects to contribute approximately $2.8 million to the defined benefit and OPEB plans during fiscal 2027. However, the Company reserves the right to make additional contributions.

Estimated Future Benefits Payments

The following estimated future benefits, which reflect expected future service, as appropriate, are expected to be paid under the defined benefit and other postretirement plans during future fiscal years as follows:

	Pension Benefits
(In millions)	U.S.	Non-U.S.	Other Benefits
2027 (1)	$5.4	$8.2	$0.3
2028	$4.4	$2.3	$0.3
2029	$3.9	$2.1	$0.3
2030	$3.8	$1.8	$0.3
2031	$3.7	$2.0	$0.3
2032-2036	$17.8	$11.3	$1.1

(1)
Estimated Non-U.S. pension benefit payments for fiscal 2027 include approximately $5.8 million of payments related to employees affected by the restructuring initiative associated with the acquired Stanzwerk AG pension plan.

Note 14 – Income Taxes

Earnings before income taxes for the prior three fiscal years included the following components:

(In millions)	2026	2025	2024
U.S.-based operations	$47.3	$114.6	$166.3
Non-U.S.-based operations	(40.2)	33.5	49.9
Earnings before income taxes	7.1	148.1	216.2
Less: Net earnings (loss) attributable to noncontrolling interests	(21.4)	8.6	15.4
Earnings before income taxes attributable to controlling interest	$28.5	$139.5	$200.8

Significant components of income tax expense (benefit) for the prior three fiscal years were as follows:

(In millions)	2026	2025	2024
Current
Federal	$21.2	$24.6	$25.3
State and local	7.3	3.3	6.3
Foreign	1.9	4.0	13.4
Subtotal	30.4	31.9	45.0
Deferred
Federal	(7.3)	0.4	4.7
State and local	(0.9)	0.2	(0.8)
Foreign	(2.2)	(3.7)	(2.8)
Subtotal	(10.4)	(3.1)	1.1
Total	$20.0	$28.8	$46.1

The Company adopted ASU 2023-09 in fiscal 2026 on a prospective basis. A reconciliation of the federal statutory corporate income tax rate to total tax provision for the prior three fiscal years follows:

	2026
(In millions)	Amount	Percent
Income tax at U.S. federal statutory tax rate	$1.5	21.0%
State and local income taxes, net of federal (1)	3.0	42.4
Foreign tax effects:
Canada
Tax credits	(2.7)	(37.9)
Nondeductible goodwill impairment	0.9	13.4
Foreign currency translation and rate effects	0.7	9.5
Other	(0.1)	(1.1)
China
Nondeductible goodwill impairment	0.5	7.5
Other	-	(0.4)
Germany
Changes in valuation allowances	7.7	108.3
Other	(0.4)	(5.7)
India
Nondeductible goodwill impairment	0.3	4.7
Other	0.2	1.8
Italy
Nondeductible goodwill impairment	3.0	42.3
Foreign currency translation and rate effects	(0.7)	(9.2)
Opening balance sheet adjustments	(0.6)	(8.4)
Other	-	0.7
Mexico
Foreign currency translation and rate effects	(6.7)	(93.8)
Nondeductible goodwill impairment	1.2	16.9
Nondeductible wages	0.5	7.2
Other	0.1	0.7
Switzerland
Foreign currency translation and rate effects	2.5	35.6
Changes in valuation allowances	(1.5)	(21.0)
Amended return net operating loss adjustment	1.4	19.3
Opening balance sheet adjustments	0.9	12.3
Nondeductible goodwill impairment	0.5	7.2
Other	-	0.2
Other	0.4	4.7
Effects of cross-borders tax laws
Global intangible low-taxed income	1.3	18.3
Foreign-derived intangible income	(1.0)	(14.8)
Tax credits	(0.2)	(2.8)
Nontaxable or nondeductible items:
Nondeductible goodwill impairment	4.1	58.5
Tax effect of income attributable to noncontrolling interests	(3.1)	(43.6)
Nondeductible executive compensation	2.8	39.0
Share-based compensation	(1.1)	(14.9)
Nondeductible transaction costs	0.7	10.3
Meals and entertainment costs	0.5	7.1
Nondeductible fringe benefit	0.4	4.9
Changes in unrecognized tax benefits	1.8	26.0
Other adjustments:
Interest and penalties related to unrecognized tax benefits	0.8	11.6
Tax on unremitted foreign earnings	0.3	4.3
Other	0.1	0.6
Effective tax rate	$20.0	282.7%

(1)
State and local taxes in Illinois, Michigan, and Kentucky make up the majority (greater than 50%) of the tax effect in this category.

	2025	2024
Federal statutory corporate income tax rate	21.0%	21.0%
Non-U.S. income taxes at other than federal statutory rate	(4.6)	0.6
State and local income taxes, net of federal tax benefit	1.9	2.2
Nondeductible executive compensation	1.8	0.6
Other	0.5	(1.4)
Effective tax rate attributable to controlling interest	20.6%	23.0%

The above effective tax rate attributable to controlling interest excludes any impact from the inclusion of net earnings attributable to noncontrolling interests in the Company’s consolidated and combined statements of earnings for fiscal 2025 and 2024. The effective tax rates upon inclusion of net earnings attributable to noncontrolling interests are 19.4% and 21.3% for fiscal 2025 and fiscal 2024, respectively. Net earnings attributable to noncontrolling interests are a result of the Company’s consolidated joint ventures. The net earnings attributable to the noncontrolling interests in the U.S. operations of the Company’s consolidated joint ventures do not generate tax expense to the Company since the investors are taxed directly based on the earnings attributable to the investors. The tax expense of TWB’s wholly owned foreign subsidiaries and the Sitem Group is reported in the consolidated and combined income tax expense.

The Company recognizes the benefit of a tax position only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority, including the resolution of any related appeals or litigation, based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

A tabular reconciliation of unrecognized tax benefits follows:

(In millions)	2026	2025	2024
Balance at beginning of year	$-	$0.2	$1.2
Gross increases related to tax positions taken in prior years	2.3	-	-
Gross decreases related to tax positions taken in prior years	-	-	(1.0)
Gross increases related to tax positions taken in current year	0.3	-	-
Reductions due to lapse of applicable statutes of limitations	-	(0.2)	-
Balance at end of year	$2.6	$-	$0.2

At May 31, 2026, the Company had $2.6 million of gross unrecognized tax benefits. If recognized, approximately $2.1 million would affect the Company’s effective tax rate. The amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized was not material at May 31, 2025, and 2024.

During the fiscal year ended May 31, 2026, the Company recognized $0.4 million of interest expense and $0.4 million of penalties in income tax expense related to uncertain tax positions. At May 31, 2026, the Company had accrued $0.4 million of interest and $0.4 million of penalties related to uncertain tax positions in the consolidated balance sheet. Interest and penalties recognized in income tax expense and accrued in the consolidated balance sheet were not material at May 31, 2025, and 2024.

The following is a summary of the tax years open to examination by major tax jurisdiction:

•
U.S. Federal – 2020, 2022 and forward
•
U.S. State and Local – 2021 and forward
•
Canada – 2022 and forward
•
China – 2023 and forward
•
France – 2022 and forward
•
Germany – 2023 and forward
•
India – 2021 and forward
•
Italy – 2020 and forward
•
Mexico – 2021 and forward
•
Slovakia – 2020 and forward
•
Switzerland – 2025 and forward.

The components of the Company’s deferred tax assets and liabilities as of May 31 were as follows:

(In millions)	2026	2025
Deferred tax assets
Accounts receivable	$0.7	$1.9
Inventories	3.3	2.8
Accrued expenses	10.6	7.1
Net operating loss carry forwards	21.6	4.5
Stock-based compensation	2.7	2.5
Operating lease liability	4.7	4.2
Tax credit carryforwards	2.2	-
Other	3.4	2.4
Deferred tax assets before valuation allowance	49.2	25.4
Less: Valuation allowance	(11.0)	-
Total deferred tax assets	38.2	25.4

Deferred tax liabilities
Property, plant and equipment	(44.2)	(28.2)
Investment in affiliated company, principally due to undistributed earnings	(9.1)	(8.7)
Operating lease – ROU assets	(3.6)	(3.8)
Prepaid expenses	(0.7)	(0.8)
Derivative contracts	(0.6)	(0.4)
Other	(0.9)	(0.7)
Total deferred tax liability	(59.1)	(42.6)
Net deferred tax asset (liability)	$(20.9)	$(17.2)

At May 31, 2026, the Company had taxable temporary differences related to investments in certain foreign subsidiaries and foreign corporate joint ventures for which no deferred tax liability was recognized because the temporary differences are considered indefinitely reinvested. Determination of the amount of the related unrecognized deferred tax liability is not practicable.

At May 31, 2026, the Company had tax benefits for non-U.S. net operating loss carryforwards of $21.5 million that begin expiring in fiscal 2030 and U.S. net operating loss carryforwards of $0.1 million that begin expiring in fiscal 2043.

During fiscal 2026, the Company recorded valuation allowances of $11.0 million, including $3.3 million related to acquired entities and $7.7 million related to current-year changes in management’s assessment of realizability. The valuation allowances relate to deferred tax assets in Switzerland, Slovakia, Germany, and Pennsylvania, consisting primarily of net operating loss carryforwards, interest carryforward, and other deductible temporary differences. Management evaluated positive and negative evidence, including recent operating results, projected future taxable income, reversal of taxable temporary differences, and available tax-planning strategies.

As part of the Company’s adoption of ASU 2023-09 in fiscal 2026 on a prospective basis, a reconciliation of income taxes paid in fiscal 2026 is as follows:

(In millions)	2026
U.S. Federal	$29.9
U.S. State	5.1
Non-U.S.
Canada	4.8
Other	2.8
Income Taxes paid, net of refunds received	$42.6

Income taxes paid, net in fiscal 2025 and fiscal 2024 were $26.2 million and $37.6 million(1), respectively.

(1)
The amount of cash paid for income taxes paid, net of refunds, in fiscal 2024 for the period prior to the Separation was not distinguishable for the Company. These amounts were combined with the Former Parent. Due to the legal organizational structure, capital structure, and income tax compliance requirements, the amounts for the Company were indivisible from those that were included with the Former Parent. The amounts disclosed for income taxes paid, net of refunds represent all distinguishable amounts, which includes domestic taxes paid after the Separation and foreign taxes paid for the entire fiscal year.

Note 15 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the prior three fiscal years:

(In millions, except per share amounts)	2026	2025	2024
Numerator (basic & diluted):
Net earnings attributable to controlling interest – income available to common shareholders	$8.5	$110.7	$154.7

Denominator:
Basic earnings weighted average common shares	49.8	49.5	49.3
Effect of dilutive securities	1.0	1.0	0.5
Diluted earnings adjusted weighted average common shares	50.8	50.5	49.8

Basic earnings per common share attributable to Worthington Steel shareholders	$0.17	$2.24	$3.14
Diluted earnings per common share attributable to Worthington Steel shareholders	$0.17	$2.19	$3.11

Anti-dilutive non-qualified stock options and restricted common share awards(1)	0.1	0.2	-

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

Note 16 – Derivative Financial Instruments and Hedging Activities

The Company utilizes derivative financial instruments primarily to manage exposure to certain risks related to the Company’s ongoing operations. The primary risks managed through the use of derivative financial instruments are commodity price risk and foreign currency exchange risk. While certain of the Company’s derivative financial instruments are designated as hedging instruments, the Company also enters into derivative financial instruments that are designed to hedge a risk, but are not designated as hedging instruments and, therefore, do not qualify for hedge accounting. These derivative financial instruments are adjusted to current fair value through earnings at the end of each period.

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

Foreign Currency Exchange Risk Management – The Company conducts business in several major international currencies and is, therefore, subject to risks associated with changing foreign currency exchange rates. The Company uses foreign currency forward contracts to protect against exchange rate movements.

•
Foreign currency forward contracts – these contracts are used to protect against exchange rate movements for forecasted cash flows, primarily operating expenses denominated in currencies other than the functional currency. Such contracts limit exposure to both favorable and unfavorable foreign currency exchange rate fluctuations.
•
Cross-currency swap contract – the Company uses a cross-currency swap to manage the impact of foreign currency exposure related to a portion of the Company’s Euro net investment in certain foreign subsidiaries against changes in Euro/USD exchange rates.

The Company entered into foreign currency forward contracts during fiscal 2026 in order to hedge a portion of the expected purchase price of the Kloeckner Acquisition. For more information, see the “Foreign currency exchange derivatives for the Kloeckner Acquisition” section below.

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

The following table summarizes the fair value of the derivative financial instruments and the respective lines in which they were recorded in the consolidated balance sheet at May 31, 2026 and May 31, 2025:

	Fair Value of Assets			Fair Value of Liabilities
	Balance			Balance
	Sheet	May 31,		Sheet	May 31,
(In millions)	Location	2026	2025	Location	2026	2025
Derivatives designated as hedging instruments:
Cash Flow Hedges
Commodity contracts	Receivables	$2.1	$0.2	Accounts payable	$-	$1.2
Commodity contracts	Other assets	-	-	Other liabilities	-	-
Subtotal		2.1	0.2		-	1.2

Foreign currency exchange contracts	Receivables	0.2	0.3	Accounts payable	-	-
Foreign currency exchange contracts	Other assets	-	-	Other liabilities	-	-
Subtotal		0.2	0.3		-	-

Net Investment Hedges
Cross-currency swap	Receivables	-	-	Accounts Payable	-	-
Cross-currency swap	Other assets	-	-	Other liabilities	1.8	-
Subtotal		-	-		1.8	-
Total		$2.3	$0.5		$1.8	$1.2

Derivatives not designated as hedging instruments:
Cash Flow Hedges
Commodity contracts	Receivables	$5.8	$1.5	Accounts payable	$1.8	$2.5
Commodity contracts	Other assets	0.5	-	Other liabilities	0.1	-
Subtotal		6.3	1.5		1.9	2.5

Foreign currency exchange contracts	Receivables	-	3.6	Accounts payable	2.4	-
Foreign currency exchange contracts	Other assets	-	-	Other liabilities	-	-
Subtotal		-	3.6		2.4	-
Total		$6.3	$5.1		$4.3	$2.5

Total derivative financial instruments		$8.6	$5.6		$6.1	$3.7

As permitted under GAAP, the Company’s policy is to record derivative financial instruments, with the exception of cross-currency swaps, on a net basis where the Company has an executed master netting arrangement with counterparties as well as where the right of offset exists. The cross-currency swap is reflected on a gross basis in the consolidated balance sheet as the Company has not entered into any master netting arrangements. The amounts in the table above reflect the fair value of the derivative financial instruments on a net basis, where allowable under master netting arrangements and/or where the right of offset exists. Had these amounts been recognized on a gross basis, the impact would have been a $1.6 million increase in receivables with a corresponding increase in accounts payable at May 31, 2026, and a $0.6 million increase in receivables with a corresponding increase in accounts payable at May 31, 2025.

The fair value of the Company’s interest rate contracts was less than $0.1 million at May 31, 2026, and there were no interest rate contracts at May 31, 2025. Accordingly, these were not presented in the table above.

Cash Flow Hedges

The Company enters into derivative financial instruments to hedge its exposure to changes in cash flows attributable to interest rate, foreign currency exchange rates, and commodity price fluctuations associated with certain forecasted transactions. Purchases of commodities are hedged for periods of up to 24 months and certain forecasted foreign currency transactions for periods generally up to 12 months. These derivative financial instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on each of these derivative financial instruments is reported as a component of OCI and reclassified into earnings in the same line associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative financial instrument is recognized in earnings immediately.

The following table summarizes the Company’s cash flow hedges outstanding at May 31, 2026:

	Notional
(In millions)	Amount	Maturity Date
Commodity contracts	$33.2	June 2026 – September 2027
Foreign currency exchange contracts	$2.1	June 2026 – September 2026
Interest rate contracts	$0.4	May 2026 – September 2026

The following table summarizes the Company’s cash flow hedges outstanding at May 31, 2025:

	Notional
(In millions)	Amount	Maturity Date
Commodity contracts	$(5.6)	June 2025 – September 2026
Foreign currency exchange contracts	$10.3	June 2025 – March 2026

Net Investment Hedge – Cross-Currency Swap

During fiscal 2026, the Company entered into a cross-currency swap to hedge foreign currency risk on a portion of the Company’s Euro net investment in the Sitem Group against fluctuations in Euro/U.S. Dollar exchange rates. As part of the hedge contract, the Company receives a fixed rate of U.S. dollar interest on a monthly basis. The Company has elected the spot method for assessing the effectiveness of the contract. The Company excludes from the assessment of hedge effectiveness the portion of the fair value of the cross-currency swap attributable to interest rate differentials. The Company recognizes the initial value of the excluded component in earnings within interest expense, net, using a systematic and rational method over the life of the hedging instrument. The change in fair value of the swap and related income tax are recorded within other comprehensive income, net of tax on the consolidated and combined statements of comprehensive income and as a net investment hedge, as a component within currency translation adjustments of AOCI. Amounts recorded in AOCI include both (1) changes attributable to spot exchange rates and (2) amounts related to excluded components that are deferred in other comprehensive income. Amounts related to the cross-currency swaps recognized directly in net earnings represent amounts associated with components excluded from the assessment of hedge effectiveness, including the net periodic interest settlements and accruals, which are recognized in interest expense, net. The Company recognized interest income within interest expense, net in the consolidated and combined statements of earnings of $0.4 million during fiscal 2026.

Amounts deferred in AOCI related to the net investment hedge will be reclassified into earnings upon a partial or full disposition of the hedged net investment during the period of change. During fiscal 2026, no amounts related to the net investment hedge were reclassified from AOCI into earnings, and the Company did not discontinue, de-designate or terminate any portion of the hedging relationship.

The following table summarizes the Company’s net investment hedge outstanding at May 31, 2026. There were no net investment hedges outstanding at May 31, 2025.

	Pay		Receive
(Notional amount in millions)	Notional	Interest	Notional	Interest	Maturity
Nature of Swap	Amount	Rate	Amount	Rate	Date
Pay Fixed/Receive Fixed
November 2025	€75.0	0.00%	$86.4	1.06%	November 2030

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into earnings for derivative financial instruments designated as cash flow hedges and net investment hedges during fiscal 2026, 2025, and 2024:

		Location of Gain (Loss)	Gain (Loss) Reclassified
	Gain (Loss)	Reclassified from AOCI	from AOCI into
(In millions)	Recognized in OCI	into Net Earnings	Net Earnings
For the fiscal year ended May 31, 2026:
Cash Flow Hedges
Commodity contracts	5.1	Cost of goods sold	1.0
Foreign currency exchange contracts	1.3	Cost of goods sold	1.2
Foreign currency exchange contracts	-	SG&A	0.2
Interest rate contracts	0.1	Interest expense, net	0.1
Total - Cash Flow Hedges	6.5		2.5

Net Investment Hedges
Cross-currency swap	(1.8)	Miscellaneous income, net	-
Total - Net Investment Hedges	(1.8)		-
Total	$4.7		$2.5

For the fiscal year ended May 31, 2025:
Cash Flow Hedges
Commodity contracts	(5.0)	Cost of goods sold	(7.3)
Foreign currency exchange contracts	0.2	Cost of goods sold	(0.1)
Foreign currency exchange contracts	-	SG&A	-
Interest rate contracts	-	Interest expense, net	-
Total - Cash Flow Hedges	(4.8)		(7.4)

Net Investment Hedge
Cross-currency swap	-	Miscellaneous income, net	-
Total - Net Investment Hedges	-		-
Total	$(4.8)		$(7.4)

For the fiscal year ended May 31, 2024:
Cash Flow Hedges
Commodity contracts	1.6	Cost of goods sold	8.3
Foreign currency exchange contracts	-	Cost of goods sold	-
Foreign currency exchange contracts	-	SG&A	-
Interest rate contracts	-	Interest expense, net	-
Total - Cash Flow Hedges	1.6		8.3

Net Investment Hedge
Cross-currency swap	-	Miscellaneous income, net	-
Total - Net Investment Hedges	-		-
Total	$1.6		$8.3

As of May 31, 2026, for the net investment hedge, the Company has recognized amounts in net earnings related to excluded components as described above. Refer to “Note 10 – Comprehensive Income (Loss)” for additional information regarding the use of derivative financial instruments and the recognized amounts within OCI and AOCI.

For the cash flow hedges, the estimated net amount of the gains recognized in AOCI at May 31, 2026, expected to be reclassified into net earnings within the succeeding twelve months is $2.4 million (net of tax of $0.7 million). This amount was computed using the fair value of the cash flow hedges at May 31, 2026, and will change before actual reclassification from OCI to net earnings during fiscal 2027. Given the maturity of the net investment hedge is greater than 12 months, no amount is estimated to be reclassified into net earnings within the succeeding twelve months.

Economic (Non-designated) Hedges

The Company enters into foreign currency exchange contracts to manage its foreign currency exchange rate exposure related to intercompany and financing transactions that do not meet the requirements for hedge accounting treatment. The Company also enters into certain commodity contracts that do not qualify for hedge accounting treatment. Accordingly, these derivative financial instruments are adjusted to current market value at the end of each period through earnings.

The following table summarizes the Company’s economic (non-designated) derivative financial instruments outstanding at May 31, 2026:

	Notional
(In millions)	Amount	Maturity Date
Commodity contracts	$27.5	June 2026 – April 2028
Foreign currency exchange contracts	$666.9	June 2026 - September 2026

The following table summarizes the Company’s economic (non-designated) derivative financial instruments outstanding at May 31, 2025:

	Notional
(In millions)	Amount	Maturity Date
Commodity contracts	$16.4	June 2025 – September 2026
Foreign currency exchange contracts	$(3.6)	June 2025

The following table summarizes the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments during fiscal 2026, 2025, and 2024:

		Gain (Loss)
		Recognized in Earnings
		Fiscal Year Ended
	Location of Gain (Loss)	May 31,
(In millions)	Recognized in Earnings	2026	2025	2024
Commodity contracts	Cost of goods sold	$11.4	$(3.3)	$(0.4)
Foreign currency exchange contracts	Miscellaneous income, net	(2.3)	4.0	-
Total		$9.1	$0.7	$(0.4)

Foreign currency exchange derivatives for the Kloeckner Acquisition

In January 2026, the Company executed a Euro/U.S. Dollar foreign currency forward contract to hedge a portion of the expected purchase price of the Kloeckner Acquisition. The contract was initially entered into with a notional amount of €550.0 million and was subsequently increased to €570.0 million ($664.6 million as of May 31, 2026), with a maturity date in the second quarter of fiscal 2027. This economic (non-designated) cash flow derivative was entered into to hedge a portion of the expected purchase price of the Kloeckner Acquisition. As the expected closing date of the Kloeckner Acquisition was accelerated, the Company entered into additional foreign currency contracts during May 2026 to effectively accelerate the settlement date of its hedge from the second quarter of fiscal 2027 to the first quarter of fiscal 2027. The Company subsequently settled the related foreign currency forward contracts in the first quarter of fiscal 2027. As of May 31, 2026, the fair value of this Euro/U.S. Dollar foreign currency forward contracts was a liability of $2.4 million, which was recorded within accounts payable in the consolidated balance sheet. The change in the fair value was recorded in miscellaneous income, net, and resulted in a loss of $2.4 million during fiscal 2026. For additional information, see “Note 2 – Acquisitions”.

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

Level 1	–	Quoted prices (unadjusted) in active markets for identical assets and liabilities that the reporting entity can access at the measurement date.

Level 2	–	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	–

Unobservable inputs for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability and that are significant to the fair value of the assets and liabilities (i.e., allowing for situations in which there is little or no market activity for the asset or liability at the measurement date).

Recurring Fair Value Measurements

At May 31, 2026, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

(In millions)	Level 1	Level 2	Level 3	Totals
Assets
Derivative financial instruments (1)	$-	$8.6	$-	$8.6
Equity Securities (2)	122.2	-	-	$122.2
Total assets	$122.2	$8.6	$-	$130.8

Liabilities
Derivative financial instruments (1)	$-	$6.1	$-	$6.1
Total liabilities	$-	$6.1	$-	$6.1

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

Non-Recurring Fair Value Measurements

At May 31, 2026, the Company’s assets measured at fair value on a non-recurring basis were as follows:

(In millions)	Level 1	Level 2	Level 3	Totals
Assets
Long-lived assets, intangible assets, and other assets - Electrical Steel (1)	$-	$-	$76.8	$76.8
Long-lived assets held and used - Taylor (2)	-	-	0.5	0.5
Total assets	$-	$-	$77.3	$77.3

(1)
During fiscal 2026, the Company measured the fair values of certain long-lived asset groups and the Electrical Steel reporting unit in connection with the impairment analyses performed. These fair value measurements were classified within Level 3 of the fair value hierarchy because they included significant unobservable inputs. The fair values of the affected long-lived asset groups were determined using a discounted cash flow method, market approach, cost approach, or combination thereof, which included significant unobservable inputs. The affected long-lived asset groups were written down to the estimated fair value of $76.8 million. The fair value of the Electrical Steel reporting unit was estimated using an income approach based on discounted projected cash flows. Based on the results of the quantitative impairment test, the carrying amount of the Electrical Steel reporting unit exceeded its estimated fair value. The impairment was measured as the excess of the reporting unit’s carrying amount over its estimated fair value, limited to the carrying amount of goodwill assigned to the Electrical Steel reporting unit. The carrying amount of the goodwill of the Electrical Steel reporting unit was fully impaired. Refer to “Note 5 – Goodwill, Long-Lived Assets, and Other Assets” for additional information regarding the valuation methodology, significant unobservable inputs and impairment charges recognized.
(2)
During fiscal 2026, the net asset value of certain machinery at the manufacturing facility in Taylor, Michigan was lowered to $0.5 million based on prices for similar assets. Refer to “Note 5 – Goodwill, Long-Lived Assets, and Other Assets” for additional information.

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

The fair value of non-derivative financial instruments, including cash and cash equivalents, receivables, income taxes receivable, other assets, accounts payable, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities, approximates carrying value due to their short-term nature.

The carrying value of the Credit Facility debt was $185.4 million and $149.2 million at May 31, 2026, and May 31, 2025, respectively, which due to its short-term nature, approximates fair value.

The following table provides a summary of the carrying value and estimated fair value of the Company’s outstanding debt, excluding the Credit Facility, reported on the balance sheets within total liabilities at May 31, 2026, and May 31, 2025, respectively.

(In millions)	2026	2025
Carrying Value	$71.4	$2.3
Fair Value, estimated (1)	71.8	2.8

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

Note 18 – Leases

The Company leases office space, warehouses, vehicles, and equipment. Leases have remaining lease terms of 1 year to 15 years, some of which have renewal and termination options. Termination options are exercisable at the Company’s option. The lease terms used to recognize ROU assets and lease liabilities include periods covered by options to extend the lease where the Company is reasonably certain to exercise that option and periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option.

The Company determines if an arrangement meets the definition of a lease at inception. For both operating and financing lease ROU assets, any initial direct costs and prepayments less lease incentives are included in the initial measurement. Lease terms include options to renew or terminate the lease when it is reasonably certain the Company will exercise such options. As most of the leases do not include an implicit rate, the Company uses its collateralized incremental borrowing rate based on the information available at the lease commencement date, in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of goods sold or SG&A, depending on the underlying nature of the leased assets. Finance lease expense consists of amortization of ROU assets and interest expense on lease liabilities. Amortization expense related to finance lease ROU assets is included in cost of goods sold or SG&A, depending on the nature of the leased assets, while interest expense is included in interest expense, net

Prior to fiscal 2026, the Company did not have finance leases that were considered material to the consolidated and combined financial statements. During fiscal 2026, the Company assumed finance leases as part of the acquisition of the Sitem Group, resulting in material finance lease assets and liabilities presented on the face of the consolidated and combined financial statements beginning in fiscal 2026.

The Company leases certain property and equipment from third parties under non-cancellable operating lease agreements. Certain lease agreements require the Company to pay property taxes, maintenance and insurance. Under Topic 842, the Company elected the practical expedient to account for lease and non-lease components as a single component for all asset classes. Certain leases include variable lease payments based on usage, an index, or a rate.

The components of lease expense for fiscal 2026, fiscal 2025, and fiscal 2024 were as follows:

(In millions)	2026	2025	2024
Operating lease cost	$14.3	$11.4	$10.1
Finance lease cost:
Amortization of right-of-use asset	2.5	-	-
Interest expense	0.2	-	-
Short-term lease cost	1.3	3.0	2.6
Variable lease cost	3.7	3.7	2.3
Total lease cost	$22.0	$18.1	$15.0

Supplemental cash flow and other information related to the Company’s leases as of and for the fiscal years ended May 31, 2026, May 31, 2025, and May 31, 2024 is provided below:

	2026		2025		2024
(Dollars in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$10.7	$0.2	$7.9	$-	$6.7	$-
Financing cash flows	$-	$2.6	$-	$-	$-	$-
ROU assets obtained in exchange for lease liabilities	$19.9	$8.2	$8.0	$-	$4.4	$-
Weighted-average remaining lease term (in years)	10.82	3.25	12.53	-	13.53	-
Weighted-average discount rate	3.49%	2.11%	3.58%	0.00%	3.48%	0.00%

Future minimum lease payments for non-cancelable leases having an initial or remaining term in excess of one year at May 31, 2026, were as follows:

(In millions)	Operating Leases	Finance Leases
2027	$13.2	$3.0
2028	12.2	2.8
2029	11.1	1.6
2030	10.0	0.8
2031	8.7	0.5
Thereafter	51.6	-
Total	$106.8	$8.7
Less: imputed interest	(17.7)	(0.3)
Present value of lease liabilities	$89.1	$8.4

Note 19 – Related Party Transactions

Prior to the Separation, the Company was managed and operated in the normal course of business by the Former Parent. Transactions through November 30, 2023, between the Former Parent and the Company have been accounted for as related party transactions in the accompanying consolidated and combined financial statements, as described below.

Subsequent to the Separation, transactions between the Former Parent and the Company were accounted for under the applicable GAAP, including those subject to agreements entered into with the Former Parent. See “Note 1 – Description of Business, The Separation, and Basis of Presentation” for additional information. The material related party transactions have been disclosed below.

Allocation of General Corporate Costs

The Company had historically operated as part of the Former Parent and not as a stand-alone company. Prior to the Separation, the Former Parent provided certain support functions were provided to, and incurred other corporate costs on behalf of, the Company on a centralized basis, including (1) information technology, human resources, finance, and corporate operations, among others, (2) profit sharing and bonuses, and (3) respective surpluses and shortfalls related to various planned insurance expenses. For purposes of these consolidated and combined financial statements, these corporate and other shared costs have been attributed to the Company on the basis of direct usage when identifiable, with the remainder allocated considering the characteristics of each respective cost (e.g., on the basis of headcount or profitability). Management believes the assumptions regarding the allocation of the Former Parent’s general corporate expenses are reasonable. Nevertheless, the consolidated and combined financial statements may not include all of the actual expenses that would have been incurred and may not reflect consolidated and combined results of operations, financial position and cash flows had the Company operated as a stand-alone public company during the periods presented. Substantially all of the allocated corporate costs are included in SG&A in the consolidated and combined statements of earnings.

Following the Separation, the Company independently incurs expenses as a stand-alone company and corporate expenses from the Former Parent are no longer allocated to the Company; therefore, no related amounts were reflected on the Company’s consolidated and combined financial statements following the Separation. The allocated expenses from the Former Parent were $38.5 million for fiscal 2024, all of which were incurred prior to the Separation, and there were no allocated expenses for fiscal 2025 or fiscal 2026.

Attribution of Separation Costs

The Former Parent incurred Separation Costs that were directly attributed to the Company to the extent incurred to its direct benefit and are presented separately in the consolidated and combined statements of earnings.

Following the Separation, the Company incurred incremental costs related to the Separation, which are reflected on the Company’s consolidated and combined statements of earnings. See “Note 1 – Description of Business, The Separation, and Basis of Presentation” for additional information.

Net Sales to the Former Parent and Transactions with Affiliated Companies

Prior to the Separation, the Company’s net sales to the Former Parent were considered sales on a carve-out basis, and were included within net sales in the combined statements of earnings. Following the Separation, the Company’s net sales to the Former Parent are subject to the long-term Steel Supply and Services Agreement and are included within net sales in the consolidated and combined statements of earnings. Net sales to the Former Parent for fiscal 2026, fiscal 2025 and fiscal 2024 totaled $76.0 million, $65.4 million, and $82.1 million, respectively.

The Company purchases from, and sells to, affiliated companies and individuals, which would include the unconsolidated joint ventures of the Former Parent prior to the Separation, certain raw materials and services. Net sales to affiliated companies and individuals, excluding transactions with the Former Parent, during fiscal 2026, fiscal 2025, and fiscal 2024 totaled $18.1 million, $22.6 million and $14.7 million, respectively. Purchases from affiliated companies and individuals totaled $9.0 million, $3.2 million and $17.4 million during fiscal 2026, fiscal 2025 and fiscal 2024, respectively. Included in the fiscal 2026 purchases from affiliated companies and individuals is a one-time bonus of €4.0 million ($4.6 million) that was paid to key individuals at the Sitem Group, refer to “Note 2 – Acquisitions” for additional information. Receivables from and accounts payable to affiliated companies were not significant at either May 31, 2026 or May 31, 2025.

Due to/from the Former Parent

Given that cash was managed centrally by the Former Parent prior to the Separation, long-term intercompany financing arrangements were used to fund expansion or certain working capital needs. Excluding the TWB Term Loan discussed in “Note 9 – Debt”, debt resulting from these long-term intercompany financing arrangements has been reflected in Net Investment by the Former Parent within equity.

The Former Parent’s note receivable associated with the TWB Term Loan was contributed to the Company in connection with the Separation on December 1, 2023. As a result, the TWB Term Loan balance was eliminated in consolidation following the Separation. The corresponding interest expense, which accrued at a rate of 5.0% per annum, was $0.5 million for fiscal 2024. The interest expense for fiscal 2024 reflects only the amount prior to the contribution of the loan on December 1, 2023. Refer to “Note 9 – Debt” for additional information.

At May 31, 2026 and May 31, 2025, the outstanding receivable balance with the Former Parent equaled $7.0 million and $9.2 million, respectively, as a result of the net sales to the Former Parent described above.

Net Investment by the Former Parent

Prior to the Separation, related party transactions between the Former Parent and the Company were included within Net Investment by the Former Parent as these related party transactions were part of the centralized cash management program and were not settled in cash. Net Investment by the Former Parent in consolidated and combined statements of equity and mezzanine equity represents the Former Parent’s historical investment in the Company, the net effect of transactions with and allocations from the Former Parent, and its retained earnings.

Net transfers from/(to) the Former Parent, excluding the $150.0 million distribution, are included within Net Investment by the Former Parent. The reconciliation of total net transfers to the Former Parent to the corresponding amount presented in the consolidated and combined statements of cash flows are as follows:

	Fiscal Year Ended May 31,
(In millions)	2026	2025	2024
Total net transfers to the Former Parent per consolidated and combined changes in equity	$-	$-	$(32.7)
Less: non-cash net asset contribution from the Former Parent	-	-	7.6
Less: depreciation expense allocated from the Former Parent	-	-	1.2
Less: stock-based compensation	-	-	6.1
Total net transfers to the Former Parent per consolidated and combined statement of cash flows	$-	$-	$(47.6)

Note 20 – Segment Information and Geographic Data

Segment Information

The Company’s CODM is Worthington Steel’s CEO. The Company has determined that it has only one operating segment and therefore one reportable segment after considering several sources of information, including the Company’s internal organizational structure, the basis on which budgets and forecasts are prepared, the financial information that the Company’s CODM reviews in evaluating company performance and determining how resources should be allocated, and how the Company releases information to the public and analysts. The CODM manages all business activities on a consolidated basis, and as a result, the Company has concluded that as of May 31, 2026, there is only one operating segment and therefore one reportable segment.

The Company’s one reportable segment serves its customers primarily by processing flat-rolled steel coils, which are sourced primarily from various North American steel mills, into the precise type, thickness, length, width, shape, and surface quality required by customer specifications. The Company generates a substantial percentage of its revenue from selling steel on a direct basis, whereby it is exposed to the risks and rewards of ownership of the material while in its possession. Additionally, the Company toll processes steel under a fee for service arrangement whereby it processes customer-owned material.

The accounting policies of the one reportable segment are the same as those described in the Summary of Significant Accounting Policies (refer to “Note 1 – Description of Business, The Separation, and Basis of Presentation”). As the one reportable segment is managed on a consolidated basis, the measure of segment profit or loss is consolidated net income. The CODM uses consolidated net income to assess the performance of the Company’s one segment and decide how and where to allocate resources and reinvest profits into the business in areas such as capital expenditures, business and/or asset acquisitions, investments in market share expansion with our existing and potential new customers, talent, technology, the repurchase of the Company’s common shares, and/or the payment of dividends. Net earnings, and components of net earnings, are used to monitor actual performance and are compared to budgeted and forecasted results to assess the performance of the Company’s one reportable segment, set targets, and establish management’s incentive compensation. The measure of consolidated segment assets is reported on the Balance Sheets as total assets.

The Company regularly provides the CODM with a reporting package that is structured similarly to the statements of earnings, and the CODM reviews consolidated net earnings (loss) as a key performance measure of profit (loss) for the Company’s single reportable segment and reviews significant expenses on a consolidated basis consistent with the presentation on the consolidated statements of earnings, with the exception of cost of goods sold, which is further disaggregated. The CODM’s review is focused on the consolidated results for the Company.

The following table presents the significant expenses that are regularly provided to the CODM for the one reportable segment and the required disclosable amounts that are included in consolidated and combined net earnings for the past three fiscal years.

	Fiscal Years Ended May 31,
(In millions)	2026	2025	2024
Net sales	$3,443.8	$3,093.3	$3,430.6
Cost of goods sold:
Material cost	2,331.1	2,082.0	2,366.9
Direct labor, manufacturing expenses, and other (1)	709.4	622.7	623.9
Total cost of goods sold	3,040.5	2,704.7	2,990.8
Gross margin	403.3	388.6	439.8
Selling, general and administrative expense	297.4	231.6	224.4
Impairment of goodwill	53.8	-	-
Impairment of long-lived assets and other assets	60.5	7.4	1.4
Restructuring and other (income) expense, net	(7.0)	2.6	-
Separation costs	-	-	19.5
Operating income (loss)	(1.4)	147.0	194.5
Other income (expense):
Miscellaneous income, net	16.6	3.8	5.3
Interest expense, net	(28.4)	(7.1)	(6.0)
Equity in net income of unconsolidated affiliate	20.3	4.4	22.4
Earnings before income taxes	7.1	148.1	216.2
Income tax expense	20.0	28.8	46.1
Net earnings (loss)	(12.9)	119.3	170.1
Net earnings (loss) attributable to noncontrolling interests	(21.4)	8.6	15.4
Net earnings attributable to controlling interest	$8.5	$110.7	$154.7

(1)
Includes expenses related to manufacturing profit sharing and bonus.

Geographic Data

Net sales are attributed to geographic areas based on the destination to which products are shipped. The following table presents net sales by geographic region for the past three fiscal years:

(In millions)	2026	2025	2024
United States	$2,560.8	$2,436.3	$2,752.0
Canada	392.1	330.8	392.6
Mexico	208.0	207.7	181.3
Rest of world	282.9	118.5	104.7
Total	$3,443.8	$3,093.3	$3,430.6

The following table presents long-lived assets, excluding intangible assets, equity securities, investments in unconsolidated affiliates and deferred tax assets, by geographic region as of the end of the past two fiscal years:

(In millions)	2026	2025
United States	$394.0	$403.5
Canada	108.0	80.1
Mexico	99.6	84.2
Rest of world	133.0	53.0
Total	$734.6	$620.8

Note 21 – Subsequent Events

On June 1, 2026, the Company completed financing transactions in connection with the Kloeckner Acquisition and refinanced and replaced the prior revolving credit facility. These transactions included (1) the issuance of the 2033 Notes ($700.0 million aggregate principal amount 7.750% Senior Secured Notes due June 1, 2033) and (2) the incurrence of the Term Loans ($700.0 million aggregate principal amount seven-year Term Loan Facility, due June 1, 2033), bearing interest, at the Company’s option, at a rate per annum equal to Term SOFR plus 4.00%, Daily Simple SOFR plus 4.00%, or the base rate plus 3.00% under the Term Loan Facility due June 1, 2033.

Additionally, on June 25, 2026, the Company entered into the 2031 Revolving Credit Facility, an asset-based revolving credit agreement in the aggregate principal amount of up to $550.0 million subject to borrowing base availability and other conditions, that matures on June 25, 2031, which refinanced and replaced the Credit Facility.

On June 3, 2026, the Company completed the acquisition of Kloeckner. Together with the Kloeckner shares already held by the Company prior to the Settlement Date, as of the Settlement Date, the Company held a total of 60,710,791 Kloeckner shares, representing approximately 60.86% of Kloeckner’s total outstanding share capital. The total aggregate consideration for the Tendered Shares was €576.3 million (approximately $668.3 million). On June 15, 2026, we acquired an additional one million Kloeckner shares at €11 per share (approximately $12.7 million), bringing our total ownership to 61,710,791 Kloeckner shares representing approximately 61.87% of Kloeckner’s total outstanding share capital.

The combination of Worthington Steel and Kloeckner will broaden the value-added product offering beyond carbon-flat rolled steel products, diversify end-market exposure, and expand geographic footprint.

The net proceeds of the 2033 Notes and the Term Loan Facility, together with cash on hand, were used to fund the Kloeckner Acquisition, repay certain existing indebtedness of the Company and Kloeckner, pay related transaction fees and expenses, and for general working capital purposes.

The initial accounting for our acquisition of Kloeckner is not complete as of the date of this filing. Accordingly, the Company has not finalized the determination of the fair values of the assets acquired and liabilities assumed, and the related disclosures under ASC 805. These estimates have not been completed due to the timing of the transaction. The Company is in the process of gathering and evaluating the information necessary to finalize the accounting for this transaction. The Company expects to complete the purchase accounting during the first quarter of fiscal year 2027 within the measurement period.

In June 2026, the Company entered into a cross-currency swap to hedge foreign currency risk on a portion of the Company’s Euro net investment in Kloeckner against fluctuations in the Euro/U.S. Dollar exchange rates. The cross-currency swap has a notional value of €700.0 million to $809.8 million with a maturity date of May 31, 2031. Additionally in June 2026, the Company entered into a €100 million to $114.7 million float-for-float fair value cross currency swap with a maturity date of December 23, 2027.

On June 24, 2026, the Board declared a quarterly cash dividend of $0.16 per common share payable on September 29, 2026, to the shareholders of record at the close of business on September 15, 2026.

On June 29, 2026, Sitem Group, through its subsidiary Stanzwerk AG, entered into an Amended and Restated Standstill Agreement with UBS Switzerland AG, as agent and a syndicate of lenders, amending the original Standstill Agreement dated April 2025. Under the amended agreement, the lenders agreed to maintain the availability of the bilateral credit facilities through August 31, 2028, subject to customary events of default and other termination provisions. The amended agreement requires principal repayments of CHF 6.0 million (approximately USD $7.6 million as of May 31, 2026) on June 30, 2026 and CHF 4.0 million (approximately USD $5.1 million as of May 31, 2026) on December 31, 2026, followed by quarterly principal repayments equal to the greater of CHF 0.2 million (approximately USD $0.3 million as of May 31, 2026) or 25% of operating cash flow. Borrowings continue to bear interest at the applicable reference rate, which is based on Swiss Average Rate Overnight and has a floor of zero, plus a 500-basis point margin through December 31, 2026, decreasing to a 400-basis point margin beginning January 1, 2027. The amended agreement continues to require Stanzwerk AG to maintain a minimum equity ratio of 15% and a minimum liquidity balance of CHF 4.0 million (approximately USD $5.1 million as of May 31, 2026) through December 31, 2026, decreasing to CHF 2.0 million (approximately USD $2.5 million as of May 31, 2026) thereafter.

On July 15, 2026, the Company launched a public delisting tender offer for all outstanding Kloeckner shares not already held by the Company at a price of €11.00 per share. The delisting tender offer is not subject to any closing conditions and does not include a minimum acceptance threshold. The acceptance period runs from July 15, 2026 to August 12, 2026, 24:00 hrs (Frankfurt am Main local time) / 18:00 hrs (New York local time). The delisting tender offer provides remaining Kloeckner shareholders with an additional opportunity to tender their shares for cash consideration. Following the effectiveness of the delisting, Kloeckner shares will be removed from trading on the Regulated Market (Prime Standard) of the Frankfurt Stock Exchange, which may result in significantly reduced liquidity and limited price discovery for Kloeckner shares. The Company was required by the public delisting tender offer rules to guarantee the availability of certain funds sufficient to satisfy the potential acceptance of all outstanding Kloeckner shares not already held by the Company. The Company fulfilled this requirement using funds available from the financing transactions outlined above. Once the public delisting tender offer settles, the unallocated funds, if any, become unrestricted and available for use.

WORTHINGTON STEEL, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Adjustments to Allowance	Balance at End of Period
Fiscal 2026:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$3.8	$0.8	$(3.5)	$1.1
Fiscal 2025:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$3.2	$1.8	$(1.2)	$3.8
Fiscal 2024:
Deducted from asset accounts: Allowance for possible losses on trade accounts receivable	$2.6	$1.1	$(0.5)	$3.2

See accompanying Report of Independent Registered Public Accounting Firm.

Item 9. – Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K (the fiscal year ended May 31, 2026), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our management, including our CEO and CFO, concluded that as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the fourth quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Annual Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Worthington Steel and its consolidated subsidiaries; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of Worthington Steel and its consolidated subsidiaries are being made only in accordance with authorizations of management and directors of Worthington Steel and our consolidated subsidiaries, as appropriate; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of Worthington Steel and its consolidated subsidiaries that could have a material effect on the financial statements.

Management, with the participation of Worthington Steel’s principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of May 31, 2026, the end of our fiscal year. Management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of the assessment included all of our consolidated operations, except for the Sitem Group, which was acquired in fiscal 2026. The total assets and net sales of Sitem Group represented $228.8 million and $186.8 million of the consolidated total assets and the consolidated net sales of the Company, respectively, as of and for our fiscal year ended May 31, 2026.

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

Based on the assessment of our internal control over financial reporting, management has concluded that our internal control over financial reporting was effective as of May 31, 2026. The results of management’s assessment were reviewed with the Audit Committee of the Board.

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

Opinion on Internal Control Over Financial Reporting

We have audited Worthington Steel, Inc. and subsidiaries' (the Company) internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2026 and 2025, the related consolidated and combined statements of earnings, comprehensive income, equity and mezzanine equity, and cash flows for each of the years in the three-year period ended May 31, 2026, and the related notes and financial statement schedule II (collectively, the consolidated and combined financial statements), and our report dated July 30, 2026 expressed an unqualified opinion on those consolidated and combined financial statements.

The Company acquired S.I.T.E.M. S.p.A. during 2026, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2026, S.I.T.E.M. S.p.A.’s internal control over financial reporting associated with total assets of $228.8 million and total revenues of $186.8 million included in the consolidated and combined financial statements of the Company as of and for the year ended May 31, 2026. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of S.I.T.E.M. S.p.A..

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

/s/ KPMG LLP

Detroit, Michigan
July 30, 2026

Item 9B. – Other Information

During the quarter ended May 31, 2026, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K.

Item 9C. – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. – Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by this Item will be included in the 2026 Proxy Statement, which will be filed not later than 120 days after the end of fiscal 2026 in connection with the solicitation of proxies for the 2026 Annual Meeting, and is incorporated herein by reference.

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

Insider Trading Policies and Procedures

We have adopted insider trading policies and procedures governing the purchase, sale and other dispositions of our securities by our directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. – Executive Compensation

The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference; provided, however, that the pay versus performance disclosure included in the 2026 Proxy Statement in response to Item 402(v) of Regulation S-K shall not be incorporated herein by reference.

Item 12. – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 13. – Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 14. – Principal Accountant Fees and Services

The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference. Our independent registered public accounting firm is KPMG LLP, Detroit, Michigan, PCAOB Auditor Firm ID: 185.

PART IV

Item 15. – Exhibits and Financial Statement Schedules

(a)
The following documents are filed as a part of this Form 10-K:
(1)
Consolidated and Combined Financial Statements:

The consolidated financial statements (and report thereon) listed below are filed as a part of this Form 10-K:

Report of Independent Registered Public Accounting Firm (KPMG LLP)

Consolidated Balance Sheets at May 31, 2026, and 2025

Consolidated and Combined Statements of Earnings for the fiscal years ended May 31, 2026, 2025 and 2024

Consolidated and Combined Statements of Comprehensive Income for the fiscal years ended May 31, 2026, 2025 and 2024

Consolidated and Combined Statements of Equity and Mezzanine Equity for the fiscal years ended May 31, 2026, 2025 and 2024

Consolidated and Combined Statements of Cash Flows for the fiscal years ended May 31, 2026, 2025 and 2024

Notes to Consolidated and Combined Financial Statements – fiscal years ended May 31, 2026, 2025 and 2024

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

Item 16. – Form 10-K Summary

None.

INDEX TO EXHIBITS

		Incorporated by Reference (unless otherwise noted)

Exhibit Number	Description of Exhibit	Location	Exhibit	Filing Date
2.1	Separation and Distribution Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	8-K	2.1	12/5/2023

2.2‡±	Business Combination Agreement, dated January 15, 2026, by and among Worthington Steel, Inc., Worthington Steel GmbH and Kloeckner & Co SE	8-K	2.1	1/22/2026

2.3‡	Irrevocable Undertaking, dated January 15, 2026, by and between Worthington Steel GmbH and SWOCTEM GmbH	8-K	2.2	1/22/2026

2.4	Equity Commitment Letter, dated January 15, 2026, by and between Worthington Steel, Inc. and Worthington Steel GmbH	8-K	2.3	1/22/2026

3.1	Amended Articles of Incorporation of Worthington Steel, Inc.	8-K	3.1	12/5/2023

3.2	Amended Regulations of Worthington Steel, Inc.	8-K	3.2	12/5/2023

4.1	Description of Capital Stock of Worthington Steel, Inc.	10-K	4.1	8/2/2024

4.2	Indenture, dated as of June 1, 2026, among Worthington Steel, Inc., the Note Guarantors and Deutsche Bank Trust Company Americas, as trustee and notes collateral agent	8-K	4.1	6/2/2026

10.1	Transition Services Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	8-K	10.1	12/5/2023

10.2	Tax Matters Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	8-K	10.2	12/5/2023

10.3	Employee Matters Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	8-K	10.3	12/5/2023

10.4	Trademark License Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	8-K	10.4	12/5/2023

10.5	WBS License Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	8-K	10.5	12/5/2023

10.6+	Steel Supply and Services Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	8-K	10.6	12/5/2023

10.7†	Form of Indemnification Agreement for Directors	8-K	10.7	12/5/2023

10.8	Revolving Credit and Security Agreement, dated November 30, 2023, by and among Worthington Steel, Inc., the other guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Agent	8-K	10.8	12/5/2023

10.9	First Amendment to Revolving Credit and Security Agreement, dated July 23, 2024, by and among Worthington Steel, Inc., the other guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as Agent	10-K	10.9	8/2/2024

10.10†	Worthington Steel, Inc. 2023 Long-Term Incentive Plan	8-K	10.9	12/5/2023

10.11†	Form of Restricted Stock Award Agreement (Time and Performance) under the Worthington Steel, Inc. 2023 Long-Term Incentive Plan	10-12B/A	10.11	11/14/2023

		Incorporated by Reference (unless otherwise noted)

Exhibit Number	Description of Exhibit	Location	Exhibit	Filing Date
10.12†	Form of Restricted Stock Award Agreement under the Worthington Steel, Inc. 2023 Long-Term Incentive Plan	10-12B/A	10.12	11/14/2023

10.13†	Form of Non-Qualified Stock Option Award Agreement under the Worthington Steel, Inc. 2023 Long-Term Incentive Plan	10-12B/A	10.10	11/14/2023

10.14†	Form of Special Performance Share Retention Award Agreement under the Worthington Steel, Inc. 2023 Long-Term Incentive Plan	8-K	10.1	3/26/2024

10.15†	Form of Letter for Annual Long-Term Incentive Awards Grant	10-K	10.15	8/2/2024

10.16†	Worthington Steel, Inc. 2023 Equity Incentive Plan for Non-Employee Directors	8-K	10.10	12/5/2023

10.17†	Form of Non-Employee Director Restricted Stock Award Agreement under the Worthington Steel, Inc. 2023 Equity Incentive Plan for Non-Employee Directors	10-12B/A	10.14	11/14/2023

10.18†	Worthington Steel, Inc. Non-Qualified Deferred Compensation Plan	10-Q	10.11	1/16/2024

10.19†	Worthington Steel, Inc. Deferred Compensation Plan for Directors	10-Q	10.12	1/16/2024

10.20†	Worthington Steel, Inc. Retirement Plan	8-K	10.13	12/5/2023

10.21	Form of Indemnification Agreement for Officers	10-12B/A	10.17	11/14/2023

10.22†	Form of Worthington Steel, Inc. Annual Incentive Plan for Executives	10-12B/A	10.8	11/14/2023

10.23	Letter of Offer with Business Development Bank of Canada	10-K	10.23	7/29/2025

10.24	Amended Letter of Offer with Business Development Bank of Canada	10-K	10.24	7/29/2025

10.25±	Second Amendment to Revolving Credit and Security Agreement, dated January 15, 2026, by and between Worthington Steel, Inc., certain subsidiaries of Worthington Steel, Inc., PNC Bank, National Association, as agent for the lenders, and the lenders party thereto	8-K	10.1	1/22/2026

10.26	Term Loan Credit Agreement, dated as of June 1, 2026, among Worthington Steel, Inc., as borrower, the lenders from time to time party thereto, and Wells Fargo, National Association, as administrative agent	8-K	10.1	6/2/2026

10.27	Third Amendment to Revolving Credit and Security Agreement, dated as of June 1, 2026, among Worthington Steel, Inc., as borrower, certain subsidiaries of the Company, PNC Bank, National Association, as agent, and the lenders party thereto	8-K	10.2	6/2/2026

10.28	Revolving Credit Agreement, dated June 25, 2026, by and among Worthington Steel, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as Agent	8-K	10.1	6/30/2026

19.1	Worthington Steel, Inc. Insider Trading Policy	10-K	19.1	8/2/2024

21.1*	Subsidiaries of Worthington Steel, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm (KPMG LLP)

24.1*	Powers of Attorney of Directors and Certain Executive Officers of Worthington Steel, Inc.

31.1*	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)

Incorporated by Reference (unless otherwise noted)

Exhibit Number	Description of Exhibit	Location	Exhibit	Filing Date

31.2*	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)

32.1**	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Worthington Steel, Inc. Executive Officer Clawback Policy	10-K	97.1	8/2/2024

101.INS	Inline XBRL Instance Document—The instance document does not appear in the Interactive Date File because its XBRL tabs are imbedded within the Inline XBRL document.

101.SCH#	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents—Submitted electronically herewith

104	Cover Page Interactive Date File—The cover page from this Form 10-K, formatted in Inline XBRL is included within the Exhibit 101 attachments

* Filed herewith.

** Furnish herewith

† Indicates a management contract or compensatory plan or arrangement.

+ Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).

‡ Certain portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted materials to the SEC upon its request.

± Schedules and certain portions of this exhibit have been omitted pursuant to Item 601(a)(5) and/or Item 601(b)(10)(iv) of Regulation S-K.

# Attached as Exhibit 101 to this Form 10-K are the following documents formatted in Inline XBRL (eXtensible Business Reporting Language):

(i)
Consolidated Balance Sheets at May 31, 2026 and 2025;
(ii)
Consolidated and Combined Statements of Earnings for the fiscal years ended May 31, 2026, 2025 and 2024;
(iii)
Consolidated and Combined Statements of Comprehensive Income for the fiscal years ended May 31, 2026, 2025 and 2024;
(iv)
Consolidated and Combined Statements of Equity and Mezzanine Equity for the fiscal years ended May 31, 2026, 2025 and 2024;
(v)
Consolidated and Combined Statements of Cash Flows for the fiscal years ended May 31, 2026, 2025 and 2024; and
(vi)
Notes to Consolidated and Combined Financial Statements – fiscal years ended May 31, 2026, 2025 and 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORTHINGTON STEEL, INC.

Date: July 30, 2026	By:	/s/ Geoffrey G. Gilmore
Geoffrey G. Gilmore
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	DATE	TITLE

/s/ Geoffrey G. Gilmore	July 30, 2026	President and Chief Executive Officer
Geoffrey G. Gilmore		and Director
(Principal Executive Officer)

/s/ Timothy A. Adams	July 30, 2026	Vice President and Chief Financial Officer
Timothy A. Adams		(Principal Financial Officer)

/s/ Gwen E. Joseph	July 30, 2026	Corporate Controller
Gwen E. Joseph		(Principal Accounting Officer)

*	*	Executive Chairman and Director
John B. Blystone

*	*	Director
Jon J. Bowsher

*	*	Director
Charles M. Chiappone

*	*	Director
Mark C. Davis

*	*	Director
Scott Kelly

*	*	Director
John H. McConnell II

*	*	Director
Nancy G. Mistretta

*	*	Director
Sidney A. Ribeau

*	*	Director
Mary Schiavo

*	*	Director
George Stoe

* The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-identified directors of the registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this report within Exhibit 24.1.

*By:	/s/ Geoffrey G. Gilmore	Date: July 30, 2026
Geoffrey G. Gilmore
Attorney-In-Fact