Form 10-Q
period 2026-08-31
Worthington Steel, Inc.
filed 2026-10-13
CIK 1968487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2026

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On October 9, 2026, the number of common shares, without par value, of the registrant issued and outstanding was 51,217,234.

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
•
the tax treatment of Worthington Enterprises, Inc.’s (“Worthington Enterprises”) separation of its steel processing business into Worthington Steel as a stand-alone, publicly traded company on December 1, 2023 (the “Separation”);
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
•
our plans, objectives, expectations and intentions related to the Kloeckner Acquisition (as defined in Note 1 to the consolidated financial statements contained in Part I, Item 1 hereto) and the benefits of the Kloeckner Acquisition;
•
the expected outcomes of the Kloeckner Acquisition, including estimated cost, operations and commercial synergies and the timeline to realize such synergies;
•
the impact of the Kloeckner Acquisition on our earnings;
•
the expected timeline for the Domination and Profit and Loss Transfer Agreement (“DPLTA”) with Klöckner & Co SE (“Kloeckner”) becoming effective;
•
the expected timing, proceeds and consideration of the pending sale of our Becker operations, including the deferred consideration;
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
•
the effect of financial difficulties, consolidation and other changes within the steel, automotive, construction, and other industries in which we participate;
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
•
the ability to complete the pending sale of our Becker operations on the anticipated terms and timeline, and to realize the expected proceeds, including the deferred consideration;
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
•
the operational, data privacy, security, regulatory and legal risks associated with our reliance on AI as well as our ability to stay abreast of technological advancements and our dependence on third parties who rely on AI technologies;
•
cybersecurity risks;

•
the effects of privacy and information security laws and standards;
•
the cyclical nature of the steel industry;
•
our safety performance;
•
the effects of competition and price pressures from competitors; and
•
other risks described from time to time in Worthington Steel’s filings with the SEC, including those described in “PART II, Item 1A. Risk Factors” hereto and “PART I, Item 1A. Risk Factors” of the annual report on Form 10-K of Worthington Steel for the fiscal year ended May 31, 2026 (the “2026 Form 10-K”).

We note these risk factors for investors as contemplated by the PSLRA. Forward-looking statements should be construed in the light of such risks. It is impossible to predict or identify all potential risk factors. Consequently, readers should not consider the foregoing list to be a complete set of all potential risks and uncertainties. Readers are cautioned not to place undue reliance on any forward-looking statements. Any forward-looking statements in this Form 10-Q are based on currently available information as of the date of this Form 10-Q, and we assume no obligation to correct or update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

v

PART I. FINANCIAL INFORMATION

Item 1. – Financial Statements

WORTHINGTON STEEL, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	(Unaudited)
	August 31,	May 31,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$248.2	$84.6
Receivables, less allowances of $1.6 and $1.1, respectively	1,387.2	496.2
Inventories:
Raw materials	935.9	168.5
Work in process	182.1	145.9
Finished products	592.4	101.3
Total inventories	1,710.4	415.7
Income taxes receivable	35.4	14.3
Assets held for sale	9.1	9.1
Prepaid expenses and other current assets	256.8	110.0
Current assets of discontinued operations	180.1	-
Total current assets	3,827.2	1,129.9
Investment in unconsolidated affiliates	106.7	123.4
Operating lease right-of-use assets	366.0	77.8
Finance lease right-of-use assets, net of accumulated amortization of $4.7 and $4.4, respectively	21.8	7.5
Goodwill	44.5	44.5
Other intangible assets, net of accumulated amortization of $67.6 and $65.9, respectively	75.0	77.3
Deferred income taxes	81.9	12.7
Equity securities	-	122.2
Prepaid pension assets	332.7	-
Other assets	45.8	7.8
Property, plant and equipment:
Land	277.0	57.2
Buildings and improvements	393.9	272.5
Machinery and equipment	1,185.6	1,065.0
Construction in progress	118.1	105.9
Total property, plant and equipment	1,974.6	1,500.6
Less: accumulated depreciation	874.3	851.3
Total property, plant and equipment, net	1,100.3	649.3
Non-current assets held for sale	19.3	-
Non-current assets of discontinued operations	0.7	-
Total assets	$6,021.9	$2,252.4

See condensed notes to consolidated financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	(Unaudited)
	August 31,	May 31,
	2026	2026
Liabilities, mezzanine equity, and equity
Current liabilities:
Accounts payable	$1,170.8	$424.0
Short-term borrowings	530.9	185.4
Accrued compensation, contributions to employee benefit plans and related taxes	107.4	60.0
Dividends payable	9.2	9.2
Other accrued items	120.3	56.2
Current operating lease liabilities	40.1	10.4
Current finance lease liabilities	4.9	2.9
Income taxes payable	6.6	0.7
Current maturities of long-term debt	10.7	27.0
Current liabilities of discontinued operations	108.4	-
Total current liabilities	2,109.3	775.8
Other liabilities	83.3	51.5
Long-term debt, net	1,654.8	44.4
Non-current operating lease liabilities	338.8	78.7
Non-current finance lease liabilities	14.4	5.5
Deferred income taxes	112.0	33.6
Non-current liabilities of discontinued operations	9.0	-
Total liabilities	4,321.6	989.5

Mezzanine equity:
Redeemable noncontrolling interest (“Redeemable NCI”)	63.8	65.3
Total mezzanine equity	63.8	65.3

Shareholders’ equity – controlling interest:
Preferred shares, without par value; authorized – 1,000,000 shares; no shares issued or outstanding	-	-
Common shares, without par value; authorized – 150,000,000 shares; issued and outstanding 50,071,412 shares and 49,920,298 shares, respectively	-	-
Additional Paid-in Capital (“APIC”)	926.1	919.4
Retained Earnings	121.8	140.0
Accumulated other comprehensive income (loss), net of taxes of $(1.0) and $(2.3), respectively	(15.6)	3.9
Total Shareholders’ equity – controlling interest	1,032.3	1,063.3
Noncontrolling interests (“NCI”)	604.2	134.3
Total equity	1,636.5	1,197.6
Total liabilities, mezzanine equity, and equity	$6,021.9	$2,252.4

See condensed notes to consolidated financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended
	August 31,
	2026	2025
Net sales	$2,726.6	$872.9
Cost of goods sold	2,465.4	757.7
Gross margin	261.2	115.2
Selling, general and administrative expense	208.8	67.9
Restructuring and other (income) expense, net	(3.6)	(1.0)
Operating income	56.0	48.3
Other income (expense):
Miscellaneous income (expense), net	(10.5)	0.2
Interest expense, net	(38.8)	(2.9)
Equity in net income of unconsolidated affiliate	5.3	6.4
Earnings before income taxes	12.0	52.0
Income tax expense	12.1	13.4
Net earnings (loss) from continuing operations	(0.1)	38.6
Net loss from discontinued operations	(4.9)	-
Net earnings (loss)	(5.0)	38.6
Net earnings attributable to noncontrolling interests	5.0	1.8
Net earnings (loss) attributable to controlling interest	$(10.0)	$36.8

Amounts attributable to controlling interest:
Net earnings (loss) from continuing operations	(7.0)	36.8
Net loss from discontinued operations	(3.0)	-
Net earnings (loss) attributable to controlling interest	$(10.0)	$36.8

Earnings per share - basic:
Continuing operations	$(0.14)	$0.74
Discontinued operations	(0.06)	-
Consolidated earnings per share - basic	$(0.20)	$0.74

Earnings per share - diluted:
Continuing operations	$(0.14)	$0.73
Discontinued operations	(0.06)	-
Consolidated earnings per share - diluted	$(0.20)	$0.73

Weighted average common shares outstanding - basic	50.0	49.6
Weighted average common shares outstanding - diluted	50.0	50.6

Common shares outstanding at end of period	50.1	49.6

Cash dividends declared per share	$0.16	$0.16

See condensed notes to consolidated financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended
	August 31,
	2026	2025
Net earnings (loss) attributable to controlling interest	$(10.0)	$36.8
Net earnings attributable to noncontrolling interests	5.0	1.8
Net earnings (loss)	(5.0)	38.6
Other comprehensive income (loss):
Foreign currency translation, net	(23.4)	1.1
Net investment hedge, net of tax	(4.4)	-
Pension liability adjustment, net of tax	(1.2)	-
Cash flow hedges, net of tax	0.2	-
Other comprehensive income (loss)	(28.8)	1.1
Comprehensive income (loss)	(33.8)	39.7
Comprehensive income (loss) attributable to noncontrolling interests	(4.3)	2.3
Comprehensive income (loss) attributable to controlling interest	$(29.5)	$37.4

See condensed notes to consolidated financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	August 31,
	2026	2025
Operating activities:
Net earnings (loss)	$(5.0)	$38.6
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Loss from discontinued operations, net	4.9	-
Depreciation and amortization	27.8	20.3
Benefit from deferred income taxes	(4.4)	(1.4)
Bad debt expense (income)	0.2	(0.1)
Equity in net income of unconsolidated affiliate, net of distributions	16.7	(6.4)
Net gain on sale of assets	(4.7)	(0.8)
Stock-based compensation	2.3	7.4
Realized loss on equity investment	15.5	-
Noncash restructuring and other expense	1.0	-
Changes in assets and liabilities, net of impact of acquisitions:
Receivables	(42.4)	(15.9)
Inventories	(42.9)	(16.4)
Accounts payable	30.7	(46.7)
Accrued compensation and employee benefits	(8.5)	(0.2)
Other operating items, net	2.8	15.3
Net cash used in operating activities	(6.0)	(6.3)

Investing activities:
Investment in property, plant and equipment	(63.0)	(29.4)
Acquisitions, net of cash acquired	(545.2)	(1.6)
Proceeds from sale of assets, net of selling costs	20.1	1.4
Other investing activities	1.3	-
Net cash used in investing activities	(586.8)	(29.6)

Financing activities:
Proceeds from (repayments of) short-term borrowings, net	(170.0)	15.0
Proceeds from revolving credit facility borrowings - swing loans	336.7	437.4
Repayments of revolving credit facility borrowings - swing loans	(286.0)	(441.6)
Proceeds from long-term debt, net of issuance costs	1,568.7	22.6
Principal payments on long-term debt	(642.1)	(2.7)
Payments of tax withholdings, net of proceeds from issuance of common shares	(2.7)	(1.6)
Payments to noncontrolling interests	(10.5)	-
Dividends paid	(8.2)	(8.1)
Purchase of noncontrolling interest in Kloeckner	(15.9)	-
Payments of debt issuance costs	(34.4)	-
Net cash provided by financing activities	735.6	21.0

Cash Flows from Discontinued Operations:
Net cash provided by operating activities of discontinued operations	15.5	-
Net cash provided by investing activities of discontinued operations	5.9	-
Net cash provided by discontinued operations	21.4	-

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(0.6)	0.3
Increase (decrease) in cash, cash equivalents and restricted cash	163.6	(14.6)
Cash, cash equivalents, and restricted cash at beginning of period	84.6	92.9
Cash, cash equivalents, and restricted cash at end of period	$248.2	$78.3

See condensed notes to consolidated financial statements.

WORTHINGTON STEEL, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND MEZZANINE EQUITY

(In millions, except per common share amounts)

(Unaudited)

	Shareholders’ Equity
									Mezzanine
	Controlling Interest								Equity

	Common Shares			AOCI,	Retained				Redeemable
	Shares	Amount	APIC	Net of Tax	Earnings	Total	NCI	Total	NCI
Balance at May 31, 2026	49,920,298	$-	$919.4	$3.9	$140.0	$1,063.3	$134.3	$1,197.6	$65.3
Acquisition (Note 2)	-	-	-	-	-	-	499.1	499.1	-
Purchase of noncontrolling interest in Kloeckner (Note 2)	-	-	-	-	-	-	(15.9)	(15.9)	-
Net earnings (loss)	-	-	-	-	(10.0)	(10.0)	4.7	(5.3)	0.3
Other comprehensive loss	-	-	-	(19.5)	-	(19.5)	(7.5)	(27.0)	-
Other comprehensive income attributable to Redeemable NCI	-	-	-	-	-	-	-	-	(1.8)
Common shares issued, net of withholding tax	151,114	-	(2.7)	-	-	(2.7)	-	(2.7)	-
Stock-based compensation	-	-	9.4	-	-	9.4	-	9.4	-
Dividends to noncontrolling interests	-	-	-	-	-	-	(10.5)	(10.5)	-
Cash dividends declared ($0.16) per common share	-	-	-	-	(8.2)	(8.2)	-	(8.2)	-
Balance at August 31, 2026	50,071,412	$-	$926.1	$(15.6)	$121.8	$1,032.3	$604.2	$1,636.5	$63.8

	Shareholders’ Equity
									Mezzanine
	Controlling Interest								Equity

	Common Shares			AOCI,	Retained				Redeemable
	Shares	Amount	APIC	Net of Tax	Earnings	Total	NCI	Total	NCI
Balance at May 31, 2025	49,548,895	$-	$913.9	$(4.0)	$164.2	$1,074.1	$123.8	$1,197.9	$-
Acquisition (Note 2)	-	-	-	-	-	-	-	-	99.2
Contribution of Tempel Nagold (Note 2)	-	-	(0.7)	-	-	(0.7)	-	(0.7)	0.7
Net earnings	-	-	-	-	36.8	36.8	4.5	41.3	(2.7)
Other comprehensive income	-	-	-	0.6	-	0.6	-	0.6	-
Other comprehensive income attributable to Redeemable NCI	-	-	-	-	-	-	-	-	0.5
Common shares issued, net of withholding tax	86,349	-	(1.6)	-	-	(1.6)	-	(1.6)	-
Theoretical common shares in non-qualified deferred compensation plans	-	-	0.1	-	-	0.1	-	0.1	-
Stock-based compensation	-	-	3.6	-	-	3.6	-	3.6	-
Cash dividends declared ($0.16) per common share	-	-	-	-	(8.0)	(8.0)	-	(8.0)	-
Balance at August 31, 2025	49,635,244	$-	$915.3	$(3.4)	$193.0	$1,104.9	$128.3	$1,233.2	$97.7

See condensed notes to consolidated financial statements.

WORTHINGTON STEEL, INC.

Condensed Notes to CONSOLIDATED Financial Statements

(Unaudited)

Note 1 – Description of Business and Basis of Presentation

Description of Business

Worthington Steel, Inc. (“Worthington Steel,” together with its consolidated subsidiaries, the “Company”) is a value-added metals processor and service center company with a diversified range of products and services serving customers across a variety of end markets. On June 3, 2026, the Company completed the acquisition of a controlling equity interest in German-based Kloeckner (the “Kloeckner Acquisition”), significantly expanding the Company’s scale, product and service offerings, end-market exposure and geographic footprint. For additional information, see “Note 2 – Acquisitions.”

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

Worthington Steel became an independent, publicly traded company on December 1, 2023, following its separation from Worthington Enterprises, Inc., formerly known as Worthington Industries, Inc.

Basis of Presentation

The unaudited consolidated financial statements include the accounts of Worthington Steel and its consolidated subsidiaries. Material intercompany accounts and transactions are eliminated.

These interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments that are of a normal and recurring nature necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. Operating results for the first quarter of fiscal 2027 are not necessarily indicative of the results that may be expected for the entirety of fiscal 2027 or any other quarter. These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2026 Form 10-K.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

On June 3, 2026, the Company completed its acquisition of a controlling interest in Kloeckner, a Germany-based metals processor with operations primarily in the United States, Mexico, and Europe. Following the acquisition, the Company held approximately 60.86% of Kloeckner’s outstanding share capital and began consolidating Kloeckner’s results of operations and financial position. On June 15, 2026, the Company acquired additional Kloeckner shares, increasing its ownership to approximately 61.87% of Kloeckner’s outstanding share capital. For additional information, see “Note 2 – Acquisitions.”

The Company owns controlling interests in the following additional four operating joint ventures: Spartan Steel Coating, L.L.C. (“Spartan”) (52% interest); TWB Company, L.L.C. (“TWB”) (55% interest); Worthington Samuel Coil Processing, L.L.C. (“WSCP”) (63% interest); and S.I.T.E.M. S.p.A., a joint stock company incorporated under the laws of Italy (“Sitem” and, together with its subsidiaries, Stanzwerk AG, Decoup S.A.S. and Sitem Slovakia spol. s r.o., the “Sitem Group”) (52% interest). The Company also owns a controlling interest (51% interest) in Worthington Specialty Processing (“WSP”), which became a nonoperating joint venture on October 31, 2022, when its remaining net assets were sold. These joint ventures are consolidated with the equity owned by the other joint venture members shown as noncontrolling interests, or in the case of Sitem Group, Redeemable NCI, in the Company’s consolidated balance sheets, and their portions of net earnings and other comprehensive income (loss) (“OCI”) are shown as net earnings or comprehensive income attributable to noncontrolling interests in the Company’s consolidated statements of earnings and comprehensive income, respectively.

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

The Company owns a noncontrolling interest (50%) in one unconsolidated joint venture: Serviacero Planos, S. de R.L. de C.V. (“Serviacero Worthington”). The investment in the Company’s unconsolidated affiliate is accounted for using the equity method based upon financial information reported on a one-month lag with the Company’s proportionate share of income or loss recognized within equity in net income (loss) of unconsolidated affiliate (“equity income”) in its consolidated statements of earnings. Distributions received are recognized as a reduction in the carrying amount of the investment. The Company evaluates events occurring during the reporting lag to determine whether the effects of any material events should be reflected in its consolidated financial statements. The Company received a $22.0 million dividend from Serviacero Worthington during the current one-month lag reporting period that was reflected as a reduction in the carrying amount of the investment in the consolidated balance sheet. See further discussion of the Company’s unconsolidated affiliate in “Note 4 – Investments.”

Discontinued Operations

In connection with the Kloeckner Acquisition, the Company acquired certain Kloeckner business units that met the held-for-sale criteria under Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment (“ASC 360”) as of the acquisition date, including Becker Stahl-Service GmbH and its related steel service center operations (the “Kloeckner Disposal Group”). In accordance with ASC Topic 805, Business Combinations (“ASC 805”), the Kloeckner Disposal Group was classified and measured at fair value less costs to sell as of the acquisition date. Management has committed to a plan to sell the Kloeckner Disposal Group, and expects the sale to be completed before the end of fiscal 2027.

Unless otherwise indicated, amounts and disclosures included in the interim condensed consolidated financial statements relate to the Company’s continuing operations and exclude amounts attributable to discontinued operations. For additional information, see “Note 18 – Discontinued Operations and Assets and Liabilities Held for Sale.”

New Accounting Policies

The Company has updated the following significant accounting policies in the first quarter of fiscal 2027 following the acquisition of Kloeckner. There have not been any other material changes to the significant accounting policies included in the 2026 Form 10-K.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost for inventories of Worthington Steel is determined using the first-in, first-out method. Cost for inventories of Kloeckner is determined primarily using the monthly moving-average method, with specific identification used for certain inventories. The assessment of net realizable value requires the use of estimates to determine cost to complete, normal profit margin and the ultimate selling price of inventory.

Investments Measured at Net Asset Value

In connection with the Kloeckner Acquisition, the Company acquired investments in venture capital and growth equity funds. These are measured using net asset value (“NAV”) per share (or its equivalent) as a practical expedient under ASC Topic 820, Fair Value Measurement (“ASC 820”), where the investee's NAV is calculated consistent with ASC Topic 946, Financial Services—Investment Companies (“ASC 946”). Changes in NAV are recognized in net earnings within miscellaneous income (expense), net, consistent with the Company's policy for equity securities. Investments are classified as current or non-current based on management's intent and expected timing of sale. Prior-period financial statements were not recast, as the Company held no investments measured using the NAV practical expedient in prior periods. For additional information, see “Note 15 – Fair Value.”

Supplemental cash flow information

The following table summarizes supplemental cash flow information for the periods presented:

	Three Months Ended
	August 31,	August 31,
(In millions)	2026	2025
Interest paid, net of amount capitalized	$30.1	$3.0
Income taxes paid, net of refunds	$3.0	$2.1

Concentration of Net Sales and Equity Securities

Net Sales

The Company sells its products and services to a diverse customer base and a broad range of end markets. The automotive industry is the largest end market for the Company, which is influenced by the production schedules of Ford, General Motors and Stellantis North America (the “Detroit Three Automakers”).

While the Company’s business is not dependent on any one customer, the Company has significant concentrations of net sales within the automotive end market and with the Detroit Three Automakers. A significant loss of, or decrease in, business from these customers could have an adverse effect on the Company’s consolidated net sales and financial results if the Company were not able to obtain replacement business.

The following table summarizes the concentration percentage of consolidated net sales for the periods presented:

	Three Months Ended
	August 31,	August 31,
(Percentage of Net Sales)	2026	2025
End Market – Automotive	25%	56%
End Market – Construction	19%	11%
Detroit Three Automakers	15%	35%

No individual customer accounted for 10% or more of consolidated net sales during the three months ended August 31, 2026. During the three months ended August 31, 2025, net sales to two customers represented approximately 13% and 15% of consolidated net sales, respectively.

Equity Securities

As of May 31, 2026, the Company’s equity securities were comprised exclusively of Kloeckner shares. As a result of the Kloeckner Acquisition, the Company began consolidating Kloeckner’s results of operations and financial position. As of August 31, 2026, the Company is no longer subject to the fluctuation in the fair value of these securities based on market conditions and issuer-specific developments. Refer to “Note 2 – Acquisitions” for additional information.

Reclassifications: The Company has reclassified the presentation of certain prior-year information to conform to the current presentation.

Recent Accounting Pronouncements

There have been no new accounting standards adopted since the filing of the 2026 Form 10-K that have significance, or potential significance, to the interim condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

Disaggregation of Income Statement Expenses – In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This guidance requires the disaggregation of certain expense captions into specified categories in disclosures within the notes to the financial statements to provide enhanced transparency into the expense captions presented on the statement of earnings. It is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. Adoption may be applied either prospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact of adoption, and it expects the adoption of this ASU will result in additional disclosures, but that it will not result in a material impact on its consolidated financial statements.

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

Note 2 – Acquisitions

Kloeckner Acquisition

On June 3, 2026, the Company completed the acquisition of 52.52% of the issued and outstanding shares of Kloeckner, a German-based metals processor with operations in North America and Europe. The Company conducted a voluntary public cash takeover offer to all Kloeckner shareholders to tender each issued and outstanding share of Kloeckner to the Company for cash consideration of €11.00 per Kloeckner share, subject to increases made voluntarily or as required under applicable German law. Combined with the Company’s previously held equity interest in Kloeckner shares, the Company held approximately 60.86% of Kloeckner’s outstanding share capital immediately following the acquisition. As of the date of the Kloeckner Acquisition, the Company obtained a controlling financial interest and began consolidating Kloeckner’s results of operations and financial position. The Company accounted for the transaction as a business combination in accordance with ASC 805.

The acquisition advances the Company's growth strategy by broadening its value-added product offerings, diversifying its end-market exposure and geographic footprint, and significantly increasing the scale of its metals processing operations. The combination is also expected to provide opportunities for operational efficiencies and further growth.

Immediately prior to the Acquisition Date, the previously held Kloeckner shares were accounted for as an equity security investment (see Note 4 – “Investments” in the Company’s Form 10-K for the year ended May 31, 2026). The Company remeasured its previously held equity interest to fair value as of the acquisition date, resulting in a loss of $15.5 million, which is reflected within miscellaneous income (expense), net for the quarter ended August 31, 2026.

On June 15, 2026, an additional one million Kloeckner shares were acquired at €11.00 per share (approximately $12.7 million), bringing the Company’s total ownership to 61.87% of Kloeckner’s total outstanding share capital.

On July 15, 2026, the Company commenced a public delisting tender offer for all outstanding Kloeckner shares not already held by the Company at a price of €11.00 per share (“Delisting Tender Offer”). The acceptance period ended on August 12, 2026, and Kloeckner’s shares were delisted from the regulated market of the Frankfurt Stock Exchange effective August 12, 2026. Upon settlement of the Delisting Tender Offer, the Company acquired 242,446 additional Kloeckner shares for aggregate consideration of approximately €2.7 million (approximately $3.2 million), increasing the Company’s total ownership interest to approximately 62.11%.

Consideration Transferred & Purchase Price Allocation

The following table summarizes the consideration transferred and the estimated fair value assigned to the assets acquired and liabilities assumed at the Kloeckner Acquisition. These amounts reflect various preliminary fair value estimates and assumptions, including preliminary work performed by a third-party valuation specialist, and are subject to change within the measurement period as the valuation is finalized. The primary areas of preliminary purchase price allocation subject to change relate to the valuation of acquired tangible assets and liabilities, identification and valuation of residual goodwill and tax effects of acquired assets and assumed liabilities.

Preliminary
(In millions)	Valuation
Consideration Transferred
Cash Consideration	$670.0
Fair value of previously held equity interest	106.4
Total Consideration Transferred	$776.4

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$124.8
Receivables	851.5
Inventories	1,262.0
Assets held for sale	51.5
Prepaid expenses	77.2
Other current assets	115.1
Current assets of discontinued operations	164.9
Operating lease right-of-use assets	291.4
Finance lease right-of-use assets	14.7
Property, plant and equipment	422.1
Deferred income taxes	64.2
Prepaid pension assets	333.9
Other assets	33.5
Non-current assets of discontinued operations	36.8
Total identifiable assets	3,843.6
Accounts payable	(719.4)
Short-term borrowings	(465.0)
Accrued compensation and related taxes	(58.2)
Other current liabilities	(83.0)
Current operating lease liabilities	(28.9)
Current finance lease liabilities	(1.8)
Current liabilities of discontinued operations	(113.5)
Non-current operating lease liabilities	(262.8)
Non-current finance lease liabilities	(9.1)
Deferred income tax liabilities	(81.1)
Long-term debt	(707.7)
Pension and other postretirement benefit obligations	(19.0)
Other non-current liabilities	(9.2)
Non-current liabilities of discontinued operations	(9.4)
Total identifiable liabilities	(2,568.1)
Kloeckner - Net identifiable assets	1,275.5
Goodwill	-
Fair value of noncontrolling interest	499.1
Total – Kloeckner	$776.4

The fair value of the previously held equity interest and the noncontrolling interest were both measured using the €11.00 per share price offered in the Delisting Tender Offer, a Level 2 input. Based on the preliminary purchase price allocation, the consideration transferred was fully allocated to the identifiable assets acquired and liabilities assumed. Accordingly, no goodwill or bargain purchase gain was recognized.

The Company incurred acquisition-related expenses for the Kloeckner Acquisition of $22.6 million during the three months ended August 31, 2026, which are included in selling, general and administrative expense (“SG&A”) in the condensed consolidated statements of earnings, consisting primarily of legal, advisory, and valuation services.

Operating results of Kloeckner have been included in the Company’s condensed consolidated statements of earnings since June 3, 2026, the Acquisition Date. For the three months ended August 31, 2026, Kloeckner contributed net sales of $1,772.7 million and net earnings attributable to controlling interest from continuing operations of $4.5 million, which includes the impact of the intercompany activity between Legacy Worthington Steel and Kloeckner that is eliminated in consolidation.

Pro Forma Information

The following unaudited pro forma information presents consolidated results as if the acquisition of Kloeckner had occurred on June 1, 2025, the beginning of fiscal 2026. The pro forma information reflects preliminary fair value adjustments, including depreciation and amortization of the fair value adjustments to property, plant and equipment and identifiable intangible assets, interest expense on the new financing, and the related tax effects, net of the portion attributable to noncontrolling interests. Pro forma net earnings attributable to controlling interest from continuing operations for the three months ended August 31, 2025 include nonrecurring acquisition-related transaction costs, net of tax. Pro forma net earnings attributable to controlling interest from continuing operations for the three months ended August 31, 2026 exclude transaction costs recognized in the current quarter and the remeasurement of the previously held equity interest, net of tax. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred on June 1, 2025, nor of future results.

	Three Months Ended
	August 31,	August 31,
	2026	2025
Net Sales	$2,726.6	$2,516.8
Net earnings attributable to Worthington Steel from continuing operations	$23.1	$(12.0)
Diluted earnings per share attributable to Worthington Steel shareholders	$0.46	$(0.24)

Sitem Group (Fiscal 2026)

On June 3, 2025, the Company completed its acquisition of 52% of Sitem Group, a producer of electric motor laminations and accessory products primarily for automotive and industrial applications in Europe. During fiscal 2026, the Company finalized the valuation of the assets acquired and liabilities assumed, including the related net financial position and tax-related measurement period adjustments; no further measurement period adjustments were recorded in the current quarter. The Company incurred acquisition-related expenses for the Sitem Group acquisition of $0.4 million during the three months ended August 31, 2025, which are included in SG&A in the condensed consolidated statements of earnings, consisting primarily of legal, advisory, and valuation services. There was a one-time bonus of €4.0 million ($4.6 million) that was paid to key individuals at the Sitem Group as a result of the successful closing, which was recorded in SG&A in the consolidated statement of earnings.

See the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2026 for additional information regarding this acquisition. See also “Note 10 – Equity and Mezzanine Equity” for information regarding the redeemable noncontrolling interest and related put and call options associated with this transaction.

Note 3 – Revenue Recognition

The Company recognizes revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration it expects to receive for those goods or services, including any variable consideration.

The Company generates revenue primarily by processing flat-rolled steel coils into the precise type, thickness, length, width, shape, and surface quality required by customer specifications, and by distributing steel and other metal products and providing related processing services to customers primarily in North America and Europe, sourcing material from a global network of steel mills and other producers. The Company generates a substantial percentage of its revenue from selling steel on a direct basis, whereby it is exposed to the risks and rewards of ownership of the material while in its possession. Additionally, the Company toll processes steel under fee-for-service arrangements on customer-owned material. Toll processing revenue is recognized over time. All other revenue is recognized at a point in time, generally upon shipment to the customer.

The following table summarizes net sales by product class for the periods presented:

	Three Months Ended
	August 31,	August 31,
(In millions)	2026	2025
Product class
Direct	$2,684.5	$839.5
Toll	42.1	33.4
Total	$2,726.6	$872.9

The following table summarizes the unbilled receivables and contract assets at the dates indicated:

		August 31,	May 31,
(In millions)	Balance Sheet Classification	2026	2026
Unbilled receivables	Receivables	$4.5	$4.2
Contract assets	Prepaid expenses and other current assets	$93.1	$12.7

The following table summarizes the changes in contract liabilities for the periods presented:

(In millions)
Balance at May 31, 2026	$7.0
Contract liabilities assumed in acquisition	16.5
Additions to contract liabilities during the period	7.2
Revenue recognized related to contract liability balance	(5.8)
Balance at August 31, 2026	$24.9

Note 4 – Investments

Investment in Unconsolidated Affiliate

Investments in affiliated companies that the Company does not control, either through majority ownership or otherwise, are accounted for using the equity method. As of August 31, 2026, the Company owns a noncontrolling interest (50%) in one unconsolidated joint venture, Serviacero Worthington. Serviacero Worthington provides steel processing services, such as pickling, blanking, slitting, multi-blanking and cutting-to-length, to customers in a variety of industries including automotive, appliance and heavy equipment.

The Company accounts for its investment in Serviacero Worthington under the equity method using financial information on a one-month lag. Accordingly, the summarized financial information included below does not reflect events occurring in the subsequent one-month period.

The Company received a distribution of $22.0 million from Serviacero Worthington during the three months ended August 31, 2026. No distributions were received during the three months ended August 31, 2025. The gross distribution to the members of Serviacero Worthington during the three months ended August 31, 2026 was $44.0 million, of which the Company received $22.0 million. This distribution was reported as a reduction of the Company’s investment in unconsolidated affiliate balance but is not reflected in the summarized financial information presented below because it occurred during the lag period.

The following tables summarize certain financial information of Serviacero Worthington as of the dates, and for the periods presented:

	August 31,	May 31,
(In millions)	2026	2026
Cash and cash equivalents (1)	$52.8	$24.3
Other current assets	220.7	221.8
Non-current assets	61.1	61.9
Total assets	$334.6	$308.0

Current liabilities	73.6	57.6
Other non-current liabilities	4.7	4.7
Equity (1)	256.3	245.7
Total liabilities and equity	$334.6	$308.0

(1)
Excludes the impact of a $44.0 million distribution paid in cash to members in August 2026 due to reporting Serviacero Worthington on a one-month lag.

	Three Months Ended
	August 31,	August 31,
(In millions)	2026	2025
Net sales	$134.0	$134.2
Gross margin	19.3	18.6
Operating income	15.4	14.5
Depreciation and amortization	1.0	1.0
Interest expense	-	-
Income tax expense	4.1	2.0
Net earnings	10.7	12.8

The following table presents the net earnings of Serviacero Worthington attributable to the Company for the periods presented:

	Three Months Ended
	August 31,	August 31,
(In millions)	2026	2025
Equity in net income of unconsolidated affiliate	$5.3	$6.4

Equity securities

The following table summarizes the equity securities, all of which were Kloeckner shares, at the dates indicated:

	August 31,	May 31,
(In millions)	2026	2026
Equity securities	$-	$122.2

Amounts presented as net gains (losses) on equity securities reflect changes in fair value and exclude transaction costs, which are expensed as incurred. The following table summarizes the net gains and losses recognized in miscellaneous income (expense), net, for the periods presented:

	Three Months Ended
	August 31,	August 31,
(In millions)	2026	2025
Net unrealized gains (losses) on equity securities	$-	$-
Realized gains (losses) on sales of equity securities	-	-
Realized gains (losses) on remeasurement of previously held equity interest (1)	(15.5)	-
Total recognized in net earnings	$(15.5)	$-

(1)
The realized loss recognized during the three months ended August 31, 2026 relates to the remeasurement of the Company's previously held equity interest in Kloeckner to its acquisition-date fair value in connection with the Company's acquisition of a controlling interest in Kloeckner. The remeasurement resulted from the difference between the carrying value of the Company's previously held interest and its acquisition-date fair value.

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

A progression of liabilities associated with restructuring activities, together with a reconciliation to restructuring and other (income) expense, net, financial statement caption in the Company’s consolidated statements of earnings as of the dates presented, is summarized below:

	Balance, as of					Balance, as of
	May 31,	Acquisition	Expense			August 31,
(In millions)	2026	Activity	(Income)	Payments	Adjustments	2026
Early retirement and severance	$0.4	$3.2	$0.5	$(2.2)	$(0.1)	$1.8
Facility exit and other costs	-	-	0.8	(0.8)	-	-
	$0.4	$3.2	$1.3	$(3.0)	$(0.1)	$1.8
Net gain on sale of assets			(4.9)
Restructuring and other (income) expense, net			$(3.6)

During the three months ended August 31, 2026, the following actions were taken related to our restructuring activities:

•
The Company acquired a controlling interest in Kloeckner during the first quarter of fiscal 2027, which included pre-existing restructuring and other related activities. During the first quarter of fiscal 2027, restructuring and other related activities at Kloeckner included a net gain on the sale of certain assets associated with the closure of the Shreveport, Louisiana and Frenkendorf, Switzerland facilities, as well as employee-related costs and consulting and other professional fees associated with corporate restructuring activities. The $1.3 million of costs recognized relate to the costs incurred after the Kloeckner Acquisition, and the Company does not expect to incur additional material restructuring costs related to these activities.
•
The Company made early retirement and severance payments of $0.1 million associated with a TWB voluntary retirement program (“VRP”). Under the terms of the VRP, eligible TWB employees in the U.S. who chose to participate in the program were offered severance based on their years of service. The VRP was closed to employee acceptance during the fourth quarter of fiscal 2025. The Company does not expect to incur additional material severance expenses related to the VRP.
•
During the first quarter of fiscal 2027, the Company made the final severance payments associated with its previously announced plans to consolidate WSCP's remaining Cleveland, Ohio toll processing manufacturing facility into WSCP's existing manufacturing facility in Twinsburg, Ohio. No further material costs are expected in connection with these activities.

A progression of liabilities associated with restructuring activities, together with a reconciliation to restructuring and other (income) expense, net, financial statement caption in the Company’s consolidated statements of earnings as of the dates presented, is summarized below:

	Balance, as of				Balance, as of
	May 31,	Expense			August 31,
(In millions)	2025	(Income)	Payments	Adjustments	2025
Early retirement and severance	$2.1	$-	$(0.8)	$-	$1.3
Net gain on sale of assets		(1.0)
Restructuring and other (income) expense, net		$(1.0)

During the three months ended August 31, 2025, the following actions were taken related to our restructuring activities:

•
The Company made early retirement and severance payments of $0.4 million associated with the TWB VRP during the first quarter of fiscal 2026.
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

The Company expects substantially all of the remaining restructuring liability as of August 31, 2026, to be paid in the next 12 months.

Note 6 – Contingent Liabilities and Commitments

Contingent Liabilities

The Company accrues for loss contingencies when losses are probable and reasonably estimable. Otherwise, the Company discloses the matter if there is a reasonable possibility that a loss may have occurred.

The Company is a defendant in certain legal proceedings that are incidental to its business. In the opinion of management, the outcome of these legal proceedings, which is not clearly determinable at the present time, individually and in the aggregate, would not have a material adverse effect on the Company, its consolidated financial position, future results of operations or cash flows. The Company has recorded a liability, as necessary, to provide for the anticipated costs, including legal defense costs, associated with the resolution of these legal proceedings. However, the possibility exists that the costs to resolve these legal proceedings could differ materially from the recorded estimates and, therefore, could have a material effect on the Company, its consolidated financial position, future results of operations or cash flows for the periods in which they are resolved. For matters for which a loss or additional loss is reasonably possible, the Company cannot reasonably estimate the possible loss or range of loss in excess of amounts accrued, if any.

The Company is currently involved in a dispute relating to the import of steel across international borders. Based on currently available information, the Company believes a loss is not probable and therefore has not recorded a reserve. The Company estimates that a loss is reasonably possible and the amount of such loss could range from $2.0 million to $4.0 million. The Company will continue to monitor the dispute and will record a reserve if a loss becomes probable and reasonably estimable.

Note 7 – Guarantees

The Company does not have guarantees that it believes are reasonably likely to have a material current or future effect on its consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

At August 31, 2026, the Company had in place outstanding stand-by letters of credit in the aggregate amount of approximately $40.9 million, issued as security for certain insurance, supply, and other contractual obligations of the Company. This amount represents the maximum potential undiscounted future payments the Company could be required to make under these instruments. These letters of credit would be drawn upon only if the Company failed to satisfy the underlying obligation to which the applicable letter of credit relates, which the Company considers remote. No amounts were drawn against any of these instruments at August 31, 2026, and these instruments are generally subject to annual renewal.

Note 8 – Debt

The following table summarizes the Company’s debt outstanding at the dates presented:

		Rate			August 31,	May 31,
(In millions)	Security	Type	Rate	Maturity	2026	2026
Long-term debt:
Canadian Expansion Loans:
BDC Loan	Secured	Variable	BDC Floating Base Rate minus 1.75%	June 2051	$41.2	$36.4
Other Canadian Government Loans	Unsecured	–	–	through June 2032	4.3	4.1

Acquisition Related Debt:
2033 Senior Notes	Secured	Fixed	7.75%	June 2033	700.0	-
Term Loan Facility	Secured	Variable	Various	June 2033	500.0	-

Kloeckner Loans:
German Syndicated Revolving Credit Facility	Secured	Variable	EURIBOR (subject to 0% floor) + 3.50%	June 2028	127.9	-
Swiss Syndicated Revolving Credit Facility	Unsecured	Variable	SARON or EURIBOR (subject to 0% floor) + up to 3.30%	January 2029	191.8	-
ABL Mexico	Secured	Variable	SOFR + up to 2.45%	September 2027	112.0	-

Sitem Group Loans:
Term Loans – Sitem Group	Various	Fixed & Variable	Various	through September 2030	8.0	9.2
Standstill Agreement – Sitem Group	Secured	Variable	Various	August 2028	13.7	21.7
Total					1,698.9	71.4
Less: unamortized discount and debt issuance costs	–	–	–	–	33.4	-
Less: current maturities of long-term debt	–	–	–	–	10.7	27.0
Long-term debt, net of current maturities					$1,654.8	$44.4

Short-term borrowings and current maturities:
2028 Revolving Credit Facility	Secured	Variable	Various	Terminated in fiscal 2027	$-	$185.4
2031 Revolving Credit Facility	Secured	Variable	Various	June 2031	-	-
ABS Germany Program	Secured	Variable	EURIBOR (subject to 0% floor) + 1.30%	July 2028	47.7	-
ABL USA	Secured	Variable	Various	July 2027	465.0	-
Austria Bank Loans	Unsecured	Fixed	ranging from 2.45% to 3.67%	through December 2026	18.2	-
Current maturities of long-term debt	–	–	–	–	10.7	27.0
Total short-term borrowings and current maturities					541.6	212.4
Total Debt					$2,196.4	$256.8

Foreign currency-denominated borrowings are translated at the applicable reporting period exchange rates, with translation adjustments recorded in accumulated other comprehensive income (loss) (“AOCI”).

The following table provides the maturities of long-term debt in the next five years and the remaining years thereafter as of August 31, 2026:

(In millions)
Year 1	$10.7
Year 2	244.5
Year 3	203.8
Year 4	3.5
Year 5	2.8
Thereafter	1,233.6
Total	$1,698.9

As of August 31, 2026, there were $541.6 million of short-term borrowings and current maturities of long-term debt due in the next year.

Short-Term Borrowings

Revolving Credit Facility

On June 25, 2026, the Company entered into an asset-based revolving credit agreement (the “2031 Revolving Credit Facility”) which refinanced and replaced its previous revolving credit facility. The 2031 Revolving Credit Facility provides capacity of up to $550.0 million subject to borrowing base availability and other conditions, and matures on June 25, 2031. At August 31, 2026 there were no outstanding borrowings drawn against the 2031 Revolving Credit Facility. After accounting for the eligible borrowing base, at August 31, 2026 availability under the 2031 Revolving Credit Facility was $418.4 million. The facility also provides for swingline loans and letters of credit. The Company incurred approximately $4.4 million of issuance costs which will be amortized to interest expense over the expected five-year term of the facility.

Borrowings under the 2031 Revolving Credit Facility bear interest, at the Company’s option, at a per annum rate equal to (A) (i) the base rate equal to the greatest of: (a) the prime rate, (b) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus 0.50% and (c) 1-month term Secured Overnight Financing Rate (“SOFR”) plus 1.0%, subject to a floor of 1%, plus (ii) an applicable rate of 0.250% or 0.375% which fluctuates based on the average excess availability under the 2031 Revolving Credit Facility; or (B) 1, 3 or 6-month term SOFR or Daily Simple SOFR, subject to a floor of 0%, plus an applicable rate of 1.250% or 1.375% which fluctuates based on the average excess availability under the 2031 Revolving Credit Facility.

The 2031 Revolving Credit Facility is secured by a lien on substantially all of the assets of the Company and the guarantors, subject to permitted liens and certain other exceptions. The Company currently has no material contractual or regulatory restrictions on the payment of dividends under the 2031 Revolving Credit Facility, subject to compliance with the applicable conditions and limitations thereunder. As of August 31, 2026, the Company was in compliance with applicable covenants of the 2031 Revolving Credit Facility.

Prior Credit Facility

The Company’s prior senior secured revolving credit facility (the “2028 Revolving Credit Facility”) provided capacity of up to $550.0 million and was scheduled to mature on November 30, 2028. The 2028 Revolving Credit Facility was terminated and fully repaid on June 25, 2026 in connection with the Company’s entry into the 2031 Revolving Credit Facility.

At May 31, 2026, there was $185.4 million of outstanding borrowings drawn against the 2028 Revolving Credit Facility. After accounting for the eligible borrowing base, at May 31, 2026, availability under the 2028 Revolving Credit Facility was $219.5 million. Individual amounts drawn under the 2028 Revolving Credit Facility accrued interest at rates equal to an applicable margin over the one-, three-, or six-month term SOFR Rate, plus a SOFR adjustment. The Company incurred approximately $2.7 million of issuance costs in connection with the 2028 Revolving Credit Facility, of which $1.3 million remained unamortized at the time of its termination and were recognized in interest expense upon termination. As of May 31, 2026, the weighted average interest rate on the outstanding interest-bearing debt under the 2028 Revolving Credit Facility was 5.22%.

Kloeckner Short-term Debt

The Company assumed the liabilities of Kloeckner as part of the acquisition and recorded Kloeckner’s liabilities within the Company’s consolidated balance sheet. Kloeckner’s short-term obligations included various loans discussed below. Kloeckner was in compliance with its financial covenants as of August 31, 2026.

ABS Germany Program

Kloeckner maintains an asset-backed securitization program in Europe (the “ABS Germany Program”) under which eligible trade receivables originated by certain subsidiaries are sold to a securitization vehicle and financed through arrangements with Commerzbank. The program has been amended and extended from time to time and currently provides capacity of up to €60.0 million (approximately USD $69.7 million as of August 31, 2026). The ABS Germany Program matures on July 25, 2028 and provides the company with funds for refinancing of trade receivables. At August 31, 2026 there was €41.0 million (approximately USD $47.7 million as of August 31, 2026) of outstanding borrowings drawn against the ABS Germany Program. After accounting for the eligible borrowing base, availability under the ABS Germany Program was €2.6 million ($3.2 million) as of August 31, 2026.

Borrowings under the ABS Germany Program bear interest at EURIBOR plus a margin of 1.30% per annum. As of August 31, 2026, the weighted average interest rate on the outstanding interest-bearing debt under the program was 3.65%. The ABS Germany Program contains customary termination provisions, including certain receivables performance thresholds related to dilution, delinquency and default ratios, and includes financial covenants that, to the extent applicable, are consistent with those under the German RCF.

ABL USA

On November 16, 2020, Kloeckner, through its subsidiary Kloeckner Metals Corporation, entered into an asset-based lending credit agreement (the “ABL USA Facility”) with Bank of America, N.A. as administrative agent and collateral agent. During 2022, the facility was amended to increase the facility capacity to $650.0 million, and to extend the maturity to July 14, 2027. The ABL USA Facility is secured by a continuing lien on all personal property of each obligor under the facility, including, among other things, a lien on stock issued by the borrowers and certain subsidiaries, inventories and accounts receivable. At August 31, 2026, there were $465.0 million of outstanding borrowings drawn against the ABL USA Facility. After accounting for the eligible borrowing base and outstanding letters of credit, availability under the ABL USA Facility was $138.5 million as of August 31, 2026.

The ABL USA Facility includes base rate loans and term SOFR loans. Base rate loans bear interest at a base rate in effect from time to time plus a margin of up to 0.50%. Term SOFR loans bear interest at a rate per annum equal to term SOFR for the relevant interest period plus a margin of up to 1.50%. As of August 31, 2026, the weighted average interest rate on the outstanding interest-bearing debt under the facility was 5.17%.

Austria Bank Loans

Kloeckner, through its subsidiary Kloeckner Metals Austria GmbH & Co KG, maintains bilateral term loans (the “Austria Bank Loans”) with Oberbank AG. At August 31, 2026, the Austria Bank Loans were fully drawn with an aggregate outstanding balance of €15.7 million (approximately USD $18.2 million as of August 31, 2026). The loans have varying maturities ranging from September 2026 through December 2026. Borrowings under the Austria Bank Loans bear interest at a rate between 2.45% and 3.67%. As of August 31, 2026, the weighted average interest rate on the outstanding interest-bearing debt under the facility was 2.93%.

Long-Term Debt

Business Development Bank of Canada Canadian Loan

On March 25, 2025, Tempel Canada entered into a letter of offer (“BDC Letter”) with Business Development Bank of Canada (“BDC”). Pursuant to the terms of the BDC Letter, BDC committed to lend Tempel Canada up to CAD $57.5 million (approximately USD $41.2 million as of August 31, 2026) (“BDC Loan”), subject to the satisfaction of customary closing conditions and deliverables. The purpose of the BDC Loan is to fund the construction of a new manufacturing facility to be located in Burlington, Ontario, Canada (“Burlington Property”).

The BDC Loan is structured as a construction draw loan. The loan was fully drawn as of August 31, 2026. Monthly interest only payments were due until July 1, 2026, at which point the BDC Loan was also subject to monthly amortization payments until maturity. The BDC Loan will accrue interest at a per annum rate equal to BDC’s Floating Base Rate minus 1.75% or BDC’s Base Rate minus 1.75%, at Tempel Canada’s election. The BDC Loan matures on June 1, 2051.

Worthington Steel guarantees the payment obligations of Tempel Canada in respect of the BDC Loan. As amended during the first quarter of fiscal 2026, the guarantee is for the full outstanding amount of the BDC Loan on the date of any demand. Provided that there has never been a breach of certain default conditions, the guarantee is reduced to 50% of the outstanding BDC Loan balance once the principal amount outstanding is less than CAD $40.0 million (approximately USD $28.9 million as of August 31, 2026), subject to the satisfaction of certain conditions. The obligations of Tempel Canada under the BDC Letter are secured by a mortgage on the Burlington Property, an assignment of rents relating to the Burlington Property, and a lien on certain equipment and other personal property located on or used in connection with the Burlington Property.

The BDC Loan contains representations, covenants and events of default customary for transactions of this nature, including that Tempel Canada will maintain a total debt to tangible equity ratio of 1.0 to 1.0 and a fixed charge coverage ratio of 1.15 to 1.0, each tested annually beginning May 31, 2026.

As of August 31, 2026, the amount outstanding under the BDC Loan was $41.2 million, while the amount as of May 31, 2026 was $36.4 million.

Other Canadian Government Loans

Tempel Canada has entered into two interest-free loan arrangements with Canadian federal and provincial government agencies to support advanced manufacturing equipment purchases and facility expansion at its Burlington Property. These arrangements provide for aggregate funding commitments of up to CAD $8.5 million (approximately USD $6.1 million as of August 31, 2026), of which approximately USD $4.3 million and USD $4.1 million were outstanding as of August 31, 2026 and May 31, 2026, respectively. Additional funding is expected to be received as project milestones and eligible expenditures are completed.

The loans require repayment in various installments beginning in 2027 through 2032. One of the loan arrangements bears no interest until June 1, 2028, after which it accrues interest at a fixed rate of 5.97%. Certain amounts under this loan may be eligible for forgiveness upon achievement of specified performance targets; however, the Company will continue to recognize the full liability until the applicable forgiveness conditions are satisfied. No debt issuance costs were incurred in connection with these loan arrangements.

2033 Senior Notes

On June 1, 2026, the Company issued $700.0 million aggregate principal amount 7.75% senior secured notes due June 1, 2033 (the “2033 Senior Notes”). Interest on the 2033 Senior Notes is payable semi-annually on June 1 and December 1 of each year, beginning December 1, 2026. The 2033 Senior Notes and related guarantees are secured by liens on substantially all of the assets of the Company and the subsidiary guarantors, subject to certain exceptions, permitted liens and intercreditor arrangements. The indenture governing the 2033 Senior Notes contains customary restrictive covenants that, subject to specified exceptions, limit the Company's ability to incur additional indebtedness, create liens, make restricted payments and investments, dispose of assets and enter into certain other transactions. Certain permitted transactions are subject to incurrence-based financial tests. The Company was in compliance with the applicable covenants as of August 31, 2026. The net proceeds were used to fund a portion of the cash consideration for the Kloeckner Acquisition. The Company incurred approximately $13.0 million of debt issuance costs related to the offering, which are presented as a direct deduction from the carrying amount of the debt and are being amortized to interest expense over the term of the notes using the effective interest method.

Term Loan Facility

On June 1, 2026, the Company entered into a $700.0 million aggregate principal amount seven-year term loan facility due June 1, 2033 (the “Term Loan Facility”). The Term Loan Facility bears interest, at the Company’s option, at a rate per annum equal to Term SOFR plus 4.00%, Daily Simple SOFR plus 4.00%, or the base rate plus 3.00%. The Term Loan Facility is secured by liens on substantially all of the assets of the Company and its wholly owned material subsidiaries that are guarantors, subject to certain exceptions, permitted liens and intercreditor arrangements. The Term Loan Facility contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, investments, restricted payments, asset dispositions and certain other transactions. The Term Loan Facility does not contain a financial maintenance covenant, although certain permitted transactions are subject to incurrence-based financial tests. The Company was in compliance with the applicable covenants as of August 31, 2026. The net proceeds were used to fund a portion of the cash consideration for the Kloeckner Acquisition. The Company incurred approximately $21.6 million of debt issuance costs related to the offering, which are presented as a direct deduction from the carrying amount of the debt and are being amortized to interest expense over the term of the Term Loan Facility using the effective interest method.

Under the terms of the Term Loan Facility, the Company may voluntarily prepay outstanding borrowings, in whole or in part, at any time without premium or penalty, subject to customary notice requirements. On August 19, 2026, the Company made a $200.0 million voluntary principal repayment, reducing the outstanding principal balance. Following the repayment, $500.0 million was outstanding under the Term Loan Facility as of August 31, 2026.

Kloeckner Long-term Debt

The Company assumed the liabilities of Kloeckner as part of the acquisition and recorded Kloeckner’s liabilities within the Company’s consolidated balance sheet. Kloeckner’s obligations included various long-term loans discussed below. Kloeckner was in compliance with its financial covenants as of August 31, 2026.

German Syndicated Revolving Credit Facility

On May 23, 2013, Kloeckner entered into a syndicated revolving credit facility agreement (the “German RCF”) with Commerzbank Aktiengesellschaft as agent. On May 8, 2026, Kloeckner entered into a fifth amendment and restatement agreement which reduced commitments under the facility to €150.0 million (approximately USD $174.3 million as of August 31, 2026). The German RCF also permits ancillary facilities (including overdraft, guarantee, bonding, documentary or stand-by letter of credit, derivatives and foreign exchange facilities) in an aggregate amount of up to €50.0 million. The German RCF matures on June 3, 2028 and provides the company with funds for general corporate purposes. At August 31, 2026 there was €110.1 million (approximately USD $127.9 million as of August 31, 2026) of outstanding borrowings drawn against the German RCF. After accounting for the eligible borrowing base, availability under the German RCF was €39.9 million ($46.4 million) as of August 31, 2026.

Borrowings under the German RCF bear interest at a rate per annum equal to EURIBOR for the relevant interest period (subject to a 0.00% floor) plus a margin of 3.50%. Kloeckner is required to pay a commitment fee of 1.225% per annum on each lender’s undrawn commitments, payable quarterly in arrears.

The German RCF contains financial covenants requiring Kloeckner to maintain (i) a gearing ratio, defined as consolidated net debt to consolidated equity, of no more than 1.50x, (ii) consolidated equity of at least €500.0 million and (iii) compliance with a borrowing base, which would require that outstanding loans and other applicable amounts may not exceed a borrowing base determined principally by reference to eligible receivables and inventory, net of certain priority obligations. A breach of the gearing ratio or minimum consolidated equity covenant, or a borrowing base shortfall, may result in a mandatory prepayment obligation.

Swiss Syndicated Revolving Credit Facility

On January 7, 2025, Kloeckner, through its subsidiary Debrunner Koenig AG, entered into an unsecured syndicated loan agreement (the “Swiss RCF”) with Zürcher Kantonalbank as agent. The Swiss RCF provides capacity of up to CHF 200.0 million (approximately USD $247.4 million as of August 31, 2026) and matures on January 7, 2029. The facility is available in CHF and EUR (up to €50.0 million) and provides Kloeckner with funds for general corporate purposes. At August 31, 2026 there was CHF 155.0 million (approximately USD $191.8 million as of August 31, 2026) of outstanding borrowings drawn against the Swiss RCF. After accounting for the eligible borrowing base, availability under the Swiss RCF was CHF 45.0 million ($55.7 million) as of August 31, 2026.

Borrowings under the Swiss RCF bear interest at a rate per annum equal to compounded SARON for CHF and EURIBOR for EUR for the relevant interest period plus a margin of up to 3.30% depending on the net leverage ratio of the Swiss subgroup.

ABL Mexico

On September 4, 2024, Kloeckner, through its subsidiary Kloeckner Metals Service Centers De Mexico, S. De R.L. De C.V., entered into an asset-based lending credit agreement (the “ABL Mexico Facility”) with Banco Santander México, S.A. as administrative agent and collateral agent. The ABL Mexico Facility provides capacity of up to $115.0 million and matures on September 4, 2027. The ABL Mexico Facility is secured by inventories and accounts receivable. At August 31, 2026 there was $112.0 million of outstanding borrowings drawn against the ABL Mexico Facility. After accounting for the eligible borrowing base, availability under the ABL Mexico Facility was $3.0 million as of August 31, 2026.

Borrowings under the ABL Mexico Facility bear interest at a rate per annum equal to Term SOFR for the relevant interest period plus a margin of up to 2.45% depending on the leverage ratio of the Mexican subgroup.

Subsequent to August 31, 2026, the Company amended its ABL Mexico Facility. For additional information, see “Note 19 – Subsequent Events”.

Term Loans – Sitem Group

Sitem Group’s obligations include various secured and unsecured Euro-denominated term loans with maturities ranging from September 2026 through September 2030. At August 31, 2026, there was an aggregate amount of €6.9 million (approximately USD $8.0 million as of August 31, 2026) of borrowing outstanding under the term loans. Borrowings under the term loans bear interest at varying rates, including fixed interest rates ranging from 0.36% to 1.94%, and variable interest rates ranging from Euribor 3m/360 + 1.20% to Euribor 3m/360 + 1.65%. The term loans have periodic payments due until maturity. During the first quarter of fiscal 2027, one loan was fully repaid at the expected maturity date. Sitem Group was in compliance with its financial covenants as of August 31, 2026.

Standstill Agreement – Sitem Group

In April 2025, Sitem Group, through its subsidiary Stanzwerk AG, entered into a standstill agreement (the "Standstill Agreement") with UBS Switzerland AG, as agent, and a syndicate of lenders, relating to bilateral credit facilities originally provided to Stanzwerk AG in the aggregate principal amount of CHF 17.1 million (approximately USD $21.1 million as of August 31, 2026).

On June 29, 2026, the parties entered into an Amended and Restated Standstill Agreement, which extended the availability of the bilateral credit facilities through August 31, 2028, subject to customary events of default and other termination provisions. The amended agreement also requires principal repayments of CHF 6.0 million (approximately USD $7.4 million as of August 31, 2026) on June 30, 2026 and CHF 4.0 million (approximately USD $4.9 million as of August 31, 2026) on December 31, 2026, followed by quarterly principal repayments equal to the greater of CHF 0.2 million (approximately USD $0.2 million as of August 31, 2026) or 25% of operating cash flow. After making the required principal repayment on June 30, 2026, the remaining principal outstanding as of August 31, 2026 amounted to CHF 11.1 million (approximately USD $13.7 million as of August 31, 2026).

The Standstill Agreement provides for the continued use of the facilities solely for loan advances and requires pro rata utilization of the credit lines across participating lenders. Borrowings continue to bear interest at the applicable reference rate, based on the Swiss Average Rate Overnight ("SARON"), subject to a zero floor, plus a 500-basis point margin through December 31, 2026, decreasing to a 400-basis point margin beginning January 1, 2027. The agreement also provides for a 0.25% quarterly commission on overdraft balances.

The Amended and Restated Standstill Agreement contains financial covenants requiring Stanzwerk AG to maintain (i) a minimum equity ratio of 15%, tested quarterly, and (ii) minimum liquidity of CHF 4.0 million (approximately USD $4.9 million as of August 31, 2026) through December 31, 2026, decreasing to CHF 2.0 million (approximately USD $2.5 million as of August 31, 2026) thereafter. Stanzwerk AG was in compliance with these covenants as of August 31, 2026.

Other Debt

The Company, through certain foreign subsidiaries, maintained short-term credit facilities and overdraft agreements with an aggregate borrowing capacity of $25.9 million and $25.8 million at August 31, 2026 and May 31, 2026, respectively. None of the Company’s foreign subsidiaries had outstanding borrowings under these agreements as of August 31, 2026 or May 31, 2026.

Note 9 – Other Comprehensive Income (Loss)

Other Comprehensive Income (Loss): The following table summarizes the tax effects on each component of OCI for the periods presented:

	Three Months Ended
	August 31, 2026			August 31, 2025
(In millions)	Before-Tax	Tax	Net-of-Tax	Before-Tax	Tax	Net-of-Tax
Currency translation adjustments:
Foreign currency translation, net	$(23.4)	$-	$(23.4)	$1.1	$-	$1.1
Net investment hedge	(5.7)	1.3	(4.4)	-	-	-
Pension liability adjustment	(1.2)	-	(1.2)	-	-	-
Cash flow hedges	0.2	-	0.2	-	-	-
Other comprehensive income (loss)	$(30.1)	$1.3	$(28.8)	$1.1	$-	$1.1

Accumulated Other Comprehensive Income (Loss): The following table summarizes the changes in AOCI for the periods presented:

	Currency Translation Adjustments
	Foreign		Total
	Currency	Net	Foreign	Pension
	Translation,	Investment	Currency	Liability	Cash Flow
(In millions)	Net	Hedge	Translation	Adjustment	Hedges	AOCI
Balance at May 31, 2026	$(6.2)	$(1.3)	$(7.5)	$9.0	$2.4	$3.9
OCI, before reclassifications	(14.7)	(5.7)	(20.4)	-	1.3	(19.1)
Reclassification adjustments to net earnings (1)	-	-	-	(0.6)	(1.1)	(1.7)
Income tax effect	-	1.3	1.3	-	-	1.3
Balance at August 31, 2026	$(20.9)	$(5.7)	$(26.6)	$8.4	$2.6	$(15.6)

	Currency Translation Adjustments
	Foreign		Total
	Currency	Net	Foreign	Pension
	Translation,	Investment	Currency	Liability	Cash Flow
(In millions)	Net	Hedge	Translation	Adjustment	Hedges	AOCI
Balance at May 31, 2025	$(10.7)	$-	$(10.7)	$7.3	$(0.6)	$(4.0)
OCI, before reclassifications	0.6	-	0.6	-	0.4	1.0
Reclassification adjustments to net earnings (1)	-	-	-	-	(0.4)	(0.4)
Income tax effect	-	-	-	-	-	-
Balance at August 31, 2025	$(10.1)	$-	$(10.1)	$7.3	$(0.6)	$(3.4)

(1)
The consolidated statements of earnings classification of amounts reclassified to net earnings include:
a.
Cash flow hedges – See the disclosure in “Note 14 – Derivative Financial Instruments and Hedging Activities”.
b.
Pension liability adjustment - During the first quarter of fiscal 2027, the Company recognized a $1.2 million curtailment gain related to the Stanzwerk AG pension plan resulting from a restructuring initiative that significantly reduced expected future service for certain plan participants. A portion of the curtailment gain will be recognized in future periods as affected employees terminate employment.

Note 10 – Equity and Mezzanine Equity

Equity

Shortfall Recovery Arrangement: During the third quarter of fiscal 2026, the Company and the minority interest member of Spartan quantified an economic shortfall of $5.9 million arising from certain performance expectations previously agreed to that were not achieved, as contemplated by the amended Spartan operating agreement. The amended operating agreement provides for a temporary recovery mechanism (the “Shortfall Recovery Arrangement”) pursuant to which (1) profits and cash distributions otherwise payable to the minority interest member of Spartan are paid to the Company and applied against the shortfall until it is satisfied and (2) a $9.0 million distribution was authorized, of which $4.3 million was applied to the shortfall. As of August 31, 2026, the remaining income shortfall was $4.6 million and the cash shortfall had been fully recovered.

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

Note 11 – Income Taxes

The Company’s effective income tax rate (“ETR”) was 100.7% and 26.6% for the first quarter of fiscal 2027 and fiscal 2026, respectively.

The ETR for the first quarter of fiscal 2027 differed from the statutory rate primarily due to tax effects associated with the acquisition of Kloeckner. The ETR for the first quarter of fiscal 2026 differed from the statutory rate primarily due to non-deductible executive compensation, revaluation of a German net operating loss carryforward due to the Sitem Group transaction, and income from unconsolidated joint ventures outside the U.S. recognized net of tax.

The provision for income taxes is based on the Company’s current estimate of its annual ETR, adjusted to reflect the impact of discrete items. Net earnings attributable to NCI primarily relate to the Company’s consolidated joint ventures. The income tax treatment of earnings attributable to noncontrolling interests depends on the tax classification of the underlying entity.

Certain of the Company’s U.S. joint ventures are treated as partnerships for U.S. income tax purposes and generally are not themselves subject to U.S. federal income tax. Accordingly, the Company recognizes income tax expense on its share of the taxable income of these joint ventures, while the portion attributable to noncontrolling interests is generally taxable directly to the other joint venture investors. In contrast, consolidated entities that are subject to corporate income tax recognize income tax expense at the entity level. Accordingly, the income tax expense of these entities is fully reflected in the Company’s consolidated income tax provision, including tax expense associated with earnings ultimately attributable to noncontrolling interests.

Management estimates the annual ETR based on its forecast of annual pre-tax income for domestic and foreign operations. The Company’s actual ETR for fiscal 2027 could differ materially from the estimated rate as of August 31, 2026.

Note 12 – Employee Retirement Plans

In connection with the acquisition of Kloeckner, the Company assumed sponsorship of various defined benefit pension plans covering certain current and former employees of Kloeckner, primarily located in the United States, Switzerland, Germany, Austria, and Mexico (the “Kloeckner Plans”).

The Kloeckner Plans were remeasured as of the Kloeckner Acquisition date. The Kloeckner Plans are accounted for in accordance with ASC Topic 715 Compensation—Retirement Benefits. The Company does not remeasure the Kloeckner Plans on an interim basis absent a triggering event, such as a plan amendment, curtailment, or settlement. During the first quarter of fiscal 2027, the Company did not identify triggering events that would have required the remeasurement of the Kloeckner Plans.

As of the Kloeckner Acquisition date, the Company assumed U.S. defined benefit pension plans with an overfunded status of $0.1 million and defined benefit pension and other postretirement benefit plans with an underfunded status of $10.3 million, and non-U.S. defined benefit pension plans with an overfunded status of $333.8 million and an underfunded status of $8.7 million.

The Stanzwerk AG pension plan, assumed in the Sitem Group acquisition, is a funded defined benefit pension plan in Switzerland covering eligible employees. The plan’s assets are managed by a collective trust. During the first quarter of fiscal 2027, the Company recognized a $1.2 million curtailment gain related to the acquired Stanzwerk AG pension plan. The curtailment resulted from a restructuring initiative that significantly reduced expected future service for certain plan participants. A portion of the curtailment gain will be recognized in future periods as affected employees terminate employment.

There have been no material changes to the Company's previously existing defined benefit pension and other postretirement benefit plans, including the Stanzwerk AG pension plan assumed in the Sitem Group acquisition, the Tempel Employees Pension Plan, and the pension obligation assumed in the Voestalpine Nagold acquisition, since May 31, 2026. See “Note 12 – Defined Benefit Pension Plans” in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2026 for additional information.

Net Periodic Benefit Cost

Net periodic pension and other postretirement benefit cost (benefit) for the periods presented below were as follows:

	Three Months Ended August 31, 2026			Three Months Ended August 31, 2025
	Pension Benefits			Pension Benefits
(In millions)	U.S.	Non-U.S.	Other Benefits	U.S.	Non-U.S.	Other Benefits
Defined benefit plans components of expense:
Service cost	$-	$3.1	$-	$-	$0.4	$-
Interest cost	3.2	4.2	0.1	0.6	0.2	0.1
Expected return on plan assets	(3.1)	(9.8)	-	(0.6)	(0.4)	-
Net amortization and deferral costs	-	-	-	-	-	-
Settlement gain	-	-	-	-	-	-
Curtailment gain	-	(1.2)	-	-	-	-
Net periodic benefit cost (income)	$0.1	$(3.7)	$0.1	$-	$0.2	$0.1

The service cost component is included in cost of goods sold and selling, general and administrative expense. The non-service cost components – interest cost, expected return on plan assets, and amortization of actuarial gains and losses – are included in miscellaneous income (expense), net.

Contributions

The Company contributed $2.9 million to its defined benefit pension plans during the three months ended August 31, 2026 and expects to contribute approximately $8.8 million during the remainder of fiscal 2027.

Note 13 – Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share attributable to controlling interest for the periods presented:

	Three Months Ended
	August 31,	August 31,
(In millions, except per share amounts)	2026	2025
Numerator (basic & diluted):
Net earnings (loss) from continuing operations attributable to controlling interest	$(7.0)	$36.8
Denominator:
Basic earnings (loss) weighted average common shares	50.0	49.6
Effect of dilutive securities	-	1.0
Diluted earnings (loss) adjusted weighted average common shares	50.0	50.6

Basic earnings (loss) per common share from continuing operations	$(0.14)	$0.74
Diluted earnings (loss) per common share from continuing operations	$(0.14)	$0.73

Anti-dilutive non-qualified stock options and restricted common share awards(1)	1.0	0.3

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
•
Cross-currency swap contracts – the Company uses cross-currency swaps to manage the impact of foreign currency exposure related to a portion of the Company’s Euro net investment and related transactions in certain foreign subsidiaries against changes in Euro/USD exchange rates.

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

The following table summarizes the fair value of the derivative financial instruments and the respective lines in which they were recorded in the consolidated balance sheet at the dates presented:

	Fair Value of Assets			Fair Value of Liabilities
	Balance			Balance
	Sheet	August 31,	May 31,	Sheet	August 31,	May 31,
(In millions)	Location	2026	2026	Location	2026	2026
Derivatives designated as hedging instruments:
Cash Flow Hedges
Commodity contracts	Receivables	$2.3	$2.1	Accounts payable	$-	$-
Commodity contracts	Other assets	0.1	-	Other liabilities	-	-
Subtotal		2.4	2.1		-	-

Foreign currency exchange contracts	Receivables	-	0.2	Accounts payable	-	-
Foreign currency exchange contracts	Other assets	-	-	Other liabilities	-	-
Subtotal		-	0.2		-	-

Net Investment Hedges
Cross-currency swap	Receivables	-	-	Accounts payable	-	-
Cross-currency swap	Other assets	-	-	Other liabilities	7.4	1.8
Subtotal		-	-		7.4	1.8

Fair Value Hedges
Cross-currency swap	Receivables	-	-	Accounts payable	-	-
Cross-currency swap	Other assets	-	-	Other liabilities	1.5	-
Subtotal		-	-		1.5	-
Total - Qualified		$2.4	$2.3		$8.9	$1.8

Derivatives not designated as hedging instruments:
Cash Flow Hedges
Commodity contracts	Receivables	$5.2	$5.8	Accounts payable	$1.3	$1.8
Commodity contracts	Other assets	1.4	0.5	Other liabilities	0.1	0.1
Subtotal		6.6	6.3		1.4	1.9

Foreign currency exchange contracts	Receivables	0.1	-	Accounts payable	-	2.4
Foreign currency exchange contracts	Other assets	-	-	Other liabilities	-	-
Subtotal		0.1	-		-	2.4
Total - Unqualified		$6.7	$6.3		$1.4	$4.3

Total derivative financial instruments		$9.1	$8.6		$10.3	$6.1

As allowable under GAAP, the Company’s policy is to record derivative financial instruments, with the exception of cross-currency swaps, on a net basis where the Company has an executed master netting arrangement with counterparties as well as where the right of offset exists. The cross-currency swaps are reflected on a gross basis in the consolidated balance sheet as the Company has not entered into any master netting arrangements. The amounts in the table above reflect the fair value of the derivative financial instruments on a net basis, where allowable under master netting arrangements and/or where the right of offset exists. Had these amounts been recognized on a gross basis, the impact would have been an increase in receivables with a corresponding increase in accounts payable of $2.1 million and $1.6 million at August 31, 2026 and May 31, 2026, respectively.

The fair value of the Company’s interest rate contracts was less than $0.1 million at August 31, 2026 and at May 31, 2026. Accordingly, these were not presented in the table above.

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

The following table summarizes the Company’s cash flow hedges outstanding at August 31, 2026:

	Notional
(In millions)	Amount	Maturity Date
Commodity contracts	$57.7	September 2026 – September 2027
Foreign currency exchange contracts	$0.2	September 2026
Interest rate contracts	$0.1	September 2026

The following table summarizes the Company’s cash flow hedges outstanding at May 31, 2026:

	Notional
(In millions)	Amount	Maturity Date
Commodity contracts	$33.2	June 2026 – September 2027
Foreign currency exchange contracts	$2.1	June 2026 – September 2026
Interest rate contracts	$0.4	May 2026 – September 2026

Net Investment Hedges – Cross-Currency Swaps

The Company uses cross-currency swaps to hedge foreign currency risk on portions of its Euro-denominated net investments in foreign subsidiaries against fluctuations in Euro/U.S. Dollar exchange rates. During the second quarter of fiscal 2026, the Company entered into a cross-currency swap to hedge a portion of its net investment in Sitem Group. During the first quarter of fiscal 2027, the Company entered into an additional cross-currency swap to hedge a portion of its net investment in Kloeckner. As part of the hedge contracts, the Company receives a fixed rate of U.S. dollar interest on a monthly basis.

The Company has elected the spot method for assessing the effectiveness of the contracts. The Company excludes from the assessment of hedge effectiveness the portion of the fair value of the cross-currency swaps attributable to interest rate differentials. The Company recognizes the initial value of the excluded components in earnings within interest expense, net, using a systematic and rational method over the life of the hedging instruments. The change in fair value of the swaps and related income tax is recorded within other comprehensive income, net of tax, on the consolidated statements of comprehensive income and, as net investment hedges, as a component within currency translation adjustments of AOCI. Amounts recorded in AOCI include both (i) changes attributable to spot exchange rates and (ii) amounts related to excluded components that are deferred in other comprehensive income. The Company recognized interest income within interest expense, net, in the consolidated statements of earnings of $2.0 million during the three months ended August 31, 2026. No amounts were recognized during the three months ended August 31, 2025 as the cross-currency swap was executed during the second quarter of fiscal 2026.

During the three months ended August 31, 2026, the Company partially terminated and de-designated €15.0 million of the notional amount of the cross-currency swap entered into in November 2025, reducing the designated notional amount from €75.0 million to €60.0 million. The Company paid $0.2 million to the counterparty in connection with the partial termination. The remaining €60.0 million notional amount continues to be designated as a net investment hedge. The Company did not reclassify material amounts of deferred gains or losses related to the net investment hedges from AOCI into earnings during the three months ended August 31, 2026. The Company did not have any ineffectiveness related to the net investment hedges.

The following table summarizes the Company’s net investment hedges outstanding at August 31, 2026.

	Pay		Receive
(Notional amount in millions)	Notional	Interest	Notional	Interest	Maturity
Nature of Swap	Amount	Rate	Amount	Rate	Date
Pay Fixed/Receive Fixed
November 2025	€60.0	0.00%	$69.1	1.06%	November 2030
June 2026	€700.0	0.00%	$809.8	1.09%	May 2031

The following table summarizes the Company’s net investment hedge outstanding at May 31, 2026.

	Pay		Receive
(Notional amount in millions)	Notional	Interest	Notional	Interest	Maturity
Nature of Swap	Amount	Rate	Amount	Rate	Date
Pay Fixed/Receive Fixed
November 2025	€75.0	0.00%	$86.4	1.06%	November 2030

The following table summarizes the gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into net earnings for derivative financial instruments designated as cash flow and net investment hedges for the periods presented:

(In millions)	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Net Earnings	Gain (Loss) Reclassified from AOCI into Net Earnings
For the three months ended August 31, 2026:
Cash Flow Hedges
Commodity contracts	$1.4	Cost of goods sold	$0.9
Foreign currency exchange contracts	-	Cost of goods sold	0.2
Interest rate contracts	(0.1)	Interest expense, net	-
Total - Cash Flow Hedges	1.3		1.1

Net Investment Hedges
Cross-currency swap	(5.7)	Miscellaneous income (expense), net	-
Total - Net Investment Hedges	(5.7)		-
Total	$(4.4)		$1.1

For the three months ended August 31, 2025:
Cash Flow Hedges
Commodity contracts	$(0.1)	Cost of goods sold	$-
Foreign currency exchange contracts	0.5	Cost of goods sold	0.3
Foreign currency exchange contracts	-	SG&A	0.1
Interest rate contracts	-	Interest expense, net	-
Total - Cash Flow Hedges	0.4		0.4
Total	$0.4		$0.4

As of August 31, 2026, for the net investment hedges, the Company has recognized amounts in net earnings related to excluded components as described above. Refer to “Note 9 – Other Comprehensive Income (Loss)” for additional information regarding the use of derivative financial instruments and the recognized amounts within OCI and AOCI.

For the cash flow hedges, the estimated net amount of the gains recognized in AOCI at August 31, 2026, expected to be reclassified into net earnings within the succeeding twelve months is $2.6 million (net of tax of $0.7 million). This amount was computed using the fair value of the cash flow hedges at August 31, 2026, and will change before actual reclassification from AOCI to net earnings during the fiscal years ending May 31, 2027 and May 31, 2028. Given the maturity of the net investment hedge is greater than twelve months, no amount is estimated to be reclassified into net earnings within the succeeding twelve months.

Fair Value Hedge – Cross Currency Swap

In June 2026, the Company entered into a €100.0 million to $114.7 million float-for-float cross-currency swap to hedge foreign currency risk associated with a portion of the principal amount of a Euro-denominated loan to Kloeckner against fluctuations in Euro/U.S. Dollar exchange rates. Under the swap, the Company pays Euro-denominated interest at one-month EURIBOR plus 3.000% and receives U.S. dollar-denominated interest at compounded SOFR plus 3.055%, with monthly settlements. The swap matures on December 23, 2027. The cross-currency swap was designated as a fair value hedge of the Company’s foreign currency exposure related to the hedged portion of the loan. Changes in the fair value of the cross-currency swap attributable to the hedged risk and the related foreign currency remeasurement gains and losses on the hedged portion of the loan are recognized in current earnings. The Company excludes interest rate differentials and cross-currency basis spreads from its assessment of hedge effectiveness. Amounts recognized in earnings related to these excluded components were not material during the three months ended August 31, 2026. Under the Company's amortization approach, differences between changes in the fair value of excluded components and amounts recognized in earnings are recorded in other comprehensive income.

		Loss Recognized
		in Earnings for the
		Three Months Ended
	Location of Loss	August 31,	August 31,
(In millions)	Recognized in Earnings	2026	2025
Fair value cross-currency swap	Miscellaneous income (expense), net	$(1.5)	$-
Hedged portion of Euro-denominated loan	Miscellaneous income (expense), net	$(1.3)	-
Total		$(2.8)	$-

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

The following table summarizes the Company’s economic (non-designated) derivative financial instruments outstanding at August 31, 2026:

	Notional
(In millions)	Amount	Maturity Date(s)
Commodity contracts	$39.4	September 2026 – July 2028
Foreign currency exchange contracts	$33.1	September 2026 – January 2028

The following table summarizes the Company’s economic (non-designated) derivative financial instruments outstanding at May 31, 2026:

	Notional
(In millions)	Amount	Maturity Date(s)
Commodity contracts	$27.5	June 2026 – April 2028
Foreign currency exchange contracts	$666.9	June 2026 - September 2026

The following tables summarize the gain (loss) recognized in earnings for economic (non-designated) derivative financial instruments for the periods presented:

		Gain (Loss) Recognized
		in Earnings for the
		Three Months Ended
	Location of Gain (Loss)	August 31,	August 31,
(In millions)	Recognized in Earnings	2026	2025
Commodity contracts	Cost of goods sold	$1.7	$2.6
Foreign currency exchange contracts	Miscellaneous income (expense), net	(1.0)	-
Total		$0.7	$2.6

Foreign currency exchange derivatives for the Kloeckner Acquisition

In January 2026, the Company executed a Euro/U.S. Dollar foreign currency forward contract to hedge a portion of the expected purchase price of the Kloeckner Acquisition. The contract was initially entered into with a notional amount of €550.0 million and was subsequently increased to €570.0 million ($664.6 million as of May 31, 2026), with a maturity date in the second quarter of fiscal 2027. This economic (non-designated) cash flow derivative was entered into to hedge a portion of the expected purchase price of the Kloeckner Acquisition. As the expected closing date of the Kloeckner Acquisition was accelerated, the Company entered into additional foreign currency contracts during May 2026 to effectively accelerate the settlement date of its hedge from the second quarter of fiscal 2027 to the first quarter of fiscal 2027. The Company settled the related foreign currency forward contracts during the first quarter of fiscal 2027. As a result, the Company recognized a loss of $0.9 million in miscellaneous income (expense), net during the three months ended August 31, 2026. For additional information regarding the Kloeckner Acquisition, see “Note 2 – Acquisitions.”

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

Recurring Fair Value Measurements

At August 31, 2026, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

(In millions)	Level 1	Level 2	Level 3	Totals
Assets
Derivative financial instruments (1)	$-	$9.1	$-	$9.1
Total assets	$-	$9.1	$-	$9.1

Liabilities
Derivative financial instruments (1)	$-	$10.3	$-	$10.3
Total liabilities	$-	$10.3	$-	$10.3

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

There were no transfers between Level 1 and Level 2 and no transfers in or out of Level 3 during the three months ended August 31, 2026.

At May 31, 2026, the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

(In millions)	Level 1	Level 2	Level 3	Totals
Assets
Derivative financial instruments (1)	$-	$8.6	$-	$8.6
Equity securities (2)	122.2	-	-	122.2
Total assets	$122.2	$8.6	$-	$130.8

Liabilities
Derivative financial instruments (1)	$-	$6.1	$-	$6.1
Total liabilities	$-	$6.1	$-	$6.1

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
(2)
The fair value of the Company’s equity securities is based upon quoted market prices in active markets.

Non-Recurring Fair Value Measurements

At August 31, 2026, there were no assets measured at fair value on a non-recurring basis on the consolidated balance sheets.

At May 31, 2026, the Company’s assets measured at fair value on a non-recurring basis were as follows:

(In millions)	Level 1	Level 2	Level 3	Totals
Assets
Long-lived assets, intangible assets, and other assets - Electrical Steel (1)	$-	$-	$76.8	$76.8
Long-lived assets held and used - Taylor (2)	$-	$-	$0.5	$0.5
Total assets	$-	$-	$77.3	$77.3

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
(2)
During fiscal 2026, the net book value of certain machinery at the manufacturing facility in Taylor, Michigan was lowered to $0.5 million based on prices for similar assets.

The fair value of non-derivative financial instruments, including cash and cash equivalents, receivables, income taxes receivable, other assets, accounts payable, accrued compensation, contributions to employee benefit plans and related taxes, other accrued items, income taxes payable and other liabilities, approximate carrying value due to their short-term nature.

The carrying value of the Company's short-term borrowings, consisting of the 2031 Revolving Credit Facility, the ABS Germany Program, ABL USA Facility, and the Austria Bank Loans (and, at May 31, 2026, the 2028 Revolving Credit Facility), approximates fair value due to their variable interest rates and/or short-term nature. See “Note 8 – Debt” for additional information regarding these facilities.

The following table provides a summary of the carrying value and estimated fair value of the Company's long-term debt, including current maturities, as of the dates presented:

	August 31,	May 31,
(In millions)	2026	2026
Carrying Value	$1,665.5	$71.4
Fair Value, estimated (1)	1,733.3	71.8

(1)
The estimated fair value of long-term debt, excluding current maturities and variable rate debt, was determined using quoted market prices for the Company's fixed rate debt instruments. These fair value measurements are classified within Level 2 of the fair value hierarchy. For long-term variable rate debt, the carrying amount approximates fair value as the variable rates reset frequently at market rates. For the current maturities of long-term debt for fixed rate debt, the carrying amount approximates fair value due to its short-term nature.

Investments Measured at Net Asset Value

The Company acquired investments in certain venture capital and growth equity investment funds (the “Kloeckner Funds”) in connection with the Kloeckner Acquisition. The Kloeckner Funds primarily invest in early- and growth-stage technology companies across Germany, Western Europe, and North America. The Kloeckner Funds are closed-end vehicles; none of the Company's interests are redeemable, and the Company receives distributions only as the underlying fund investments are realized or the fund is liquidated. Transfers of the Company's interests in the Kloeckner Funds require the consent of the general partner of each fund. The timing of the liquidation of the underlying assets of the Kloeckner Funds has not been communicated to the Company by the general partners of the funds or announced publicly.

Certain investments measured at fair value using the NAV per share as a practical expedient, in accordance with ASC 820, have not been classified within the fair value hierarchy above. For additional information, see “Note 1 – Description of Business and Basis of Presentation.”

The following table summarizes these investments at August 31, 2026:

(In millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Period Notice
Private equity funds	$25.4	$3.3	N/A	N/A

Note 16 – Related Party Transactions

Subsequent to the Separation of the Company from Worthington Enterprises, transactions between Worthington Enterprises and the Company are considered related party, including those subject to agreements entered into in connection with the Separation. Material related party transactions have been disclosed below.

Transactions with Worthington Enterprises

The majority of the Company’s net sales to Worthington Enterprises are subject to the Steel Supply and Services Agreement and are included within net sales in the consolidated statements of earnings. Net sales to Worthington Enterprises were $19.3 million and $18.2 million for the three months ended August 31, 2026, and August 31, 2025, respectively.

As of August 31, 2026 and May 31, 2026, the outstanding accounts receivable balance with Worthington Enterprises equaled $8.9 million and $7.0 million, respectively, as a result of the net sales to Worthington Enterprises described above.

Note 17 – Segment Information

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

The Company’s one reportable segment serves its customers primarily by processing flat-rolled steel coils, sourced primarily from various North American steel mills, into the precise type, thickness, length, width, shape, and surface quality required by customer specifications, and by distributing steel and other metal products and providing related processing services to customers primarily in North America and Europe, sourcing material from a global network of steel mills and other producers. The Company generates a substantial percentage of its revenue from selling steel on a direct basis, whereby it is exposed to the risks and rewards of ownership of the material while in its possession. Additionally, the Company toll processes steel under fee-for-service arrangements on customer-owned material.

The measure of segment profit or loss for the Company’s one reportable segment is net earnings, consistent with the measure the Company used for its single reportable segment prior to the Kloeckner Acquisition. The CODM uses net earnings to assess segment performance and to decide how and where to allocate resources and reinvest profits, including in capital expenditures, business and/or asset acquisitions, market share expansion, talent, technology, share repurchases, and dividends. The measure of segment assets for the Company's reportable segment is total assets, as reported on the Company's condensed consolidated balance sheets.

The Company regularly provides the CODM a reporting package structured similarly to the condensed consolidated statements of earnings. The CODM reviews net earnings as the key measure of profit or loss and reviews significant expenses on a basis consistent with the presentation in the condensed consolidated statements of earnings, with the exception of cost of goods sold, which is further disaggregated.

The following table presents the significant expenses that are regularly provided to the CODM for the reportable segment and the required disclosable amounts that are included in net earnings for the three months ended August 31, 2026:

	Three Months Ended
	August 31,
(In millions)	2026	2025
Net sales	$2,726.6	$872.9
Cost of goods sold:
Material cost	2,102.7	583.5
Direct labor, manufacturing expenses, and other (1)	362.7	174.2
Total cost of goods sold	2,465.4	757.7
Gross margin	261.2	115.2
Selling, general and administrative expense	208.8	67.9
Restructuring and other (income) expense, net	(3.6)	(1.0)
Operating income	56.0	48.3
Other income (expense):
Miscellaneous income (expense), net	(10.5)	0.2
Interest expense, net	(38.8)	(2.9)
Equity in net income of unconsolidated affiliate	5.3	6.4
Earnings before income taxes	12.0	52.0
Income tax expense	12.1	13.4
Net earnings (loss) from continuing operations	(0.1)	38.6
Net loss from discontinued operations	(4.9)	-
Net earnings (loss)	(5.0)	38.6
Net earnings attributable to noncontrolling interests	5.0	1.8
Net earnings (loss) attributable to controlling interest	$(10.0)	$36.8

(1)
Includes expenses related to manufacturing profit sharing and bonus.

Note 18 – Discontinued Operations and Assets and Liabilities Held for Sale

In connection with the Kloeckner Acquisition, the Company acquired certain Kloeckner business units that met the held-for-sale criteria in ASC 360 as of the acquisition date. For additional information, see “Note 1 – Description of Business and Basis of Presentation.” The assets and liabilities of the Kloeckner Disposal Group were recorded at their acquisition-date fair value less costs to sell and have not been depreciated or amortized since the acquisition date. The Company did not allocate any consolidated interest expense that is not directly attributable to or related to the Kloeckner Disposal Group. The Kloeckner Disposal Group was identified for disposal as non-core to the Company’s post-acquisition strategy, and the Company expects to complete the sale by way of sale to a third-party purchaser, with completion expected by the end of fiscal 2027. No gain or loss has been recognized on the Kloeckner Disposal Group as of August 31, 2026, as the disposal group’s acquisition-date fair value less cost to sell continued to exceed its carrying value. See “Note 19–

Subsequent Events” for additional information regarding the Kloeckner Disposal Group.

In addition, in connection with the Kloeckner Acquisition, the Company acquired certain long-lived assets, primarily buildings and improvements, of Kloeckner business units that met the held-for-sale criteria in ASC 360 as of the acquisition date. These business units continue to operate, and the associated operations and cash flows have not been disposed of. As of August 31, 2026, these assets, consisting primarily of buildings and improvements, had a carrying value of $19.2 million and are presented within non-current assets held for sale on the consolidated balance sheets. These assets were identified for disposal because the Company does not intend to continue utilizing these facilities post-integration, while the associated operations will continue at other Company locations. The Company expects to complete the sale by way of sale to a third-party purchaser, with completion expected in the next twelve months.

The carrying amounts of the major classes of assets and liabilities of the Kloeckner Disposal Group classified as held for sale and included in discontinued operations as of August 31, 2026 were as follows:

August 31,
(In millions)	2026
Assets
Trade receivables	$71.3
Inventories & other current assets	108.8
Current assets of discontinued operations	180.1
Non-current assets of discontinued operations	0.7
Assets of discontinued operations	$180.8

Liabilities
Trade payables	$95.1
Short-term borrowings & other current liabilities	13.3
Current liabilities of discontinued operations	108.4
Long-term debt & other non-current liabilities	9.0
Non-current liabilities of discontinued operations	9.0
Liabilities of discontinued operations	$117.4

Earnings (loss) from discontinued operations, net of tax, for the three months ended August 31, 2026 was as follows:

Three Months Ended
(In millions)	August 31, 2026
Net sales	$253.5
Cost of goods sold	250.3
Gross margin	3.2
Selling, general and administrative expense	8.1
Restructuring and other (income) expense, net	-
Operating loss	(4.9)
Other income (expense):
Miscellaneous income (expense), net	0.2
Interest expense, net	(0.1)
Loss before income taxes	(4.8)
Income tax expense	0.1
Net loss	$(4.9)

No comparative amounts are presented for the three months ended August 31, 2025 given the date of the Kloeckner Acquisition.

Note 19 – Subsequent Events

On September 3, 2026, Kloeckner Metals Service Centers de Mexico, S. de R.L. de C.V. (“KMSCM”) and Kloeckner Specialty Metals de Mexico, S. de R.L. de C.V. (“KSM”), an indirect subsidiary of the Company acquired in connection with the Kloeckner Acquisition, entered into Amendment No. 2 to the Loan and Security Agreement governing the ABL Mexico Facility. The amendment increased aggregate commitments under the facility by $35.0 million, to $150.0 million, and added two additional locations to the borrowing base. The amendment also revised the applicable interest rate margin under the facility's pricing grid, which is based on the Company's Net Debt/EBITDA ratio and now ranges from 1.85% to 3.00% per annum, as compared to 1.75% to 2.45% under the prior grid. In connection with the amendment, KMSCM and KSM granted a security interest in certain U.S.-located accounts, inventory, and deposit accounts to HSBC Bank USA, National Association, as U.S. collateral agent.

On September 8, 2026, Worthington Steel GmbH entered into a DPLTA with Kloeckner. The DPLTA is not currently effective. An extraordinary general meeting of Kloeckner shareholders to vote on approval of the DPLTA is expected to take place on October 23, 2026. Its effectiveness remains subject to the required shareholder approvals and registration with the commercial register at Kloeckner’s registered seat and cannot occur before January 1, 2027. If and when the DPLTA becomes effective and subject to applicable law, Worthington Steel GmbH will be entitled to issue binding instructions to Kloeckner’s management board, Kloeckner generally will be required to transfer its annual profits to Worthington Steel GmbH and Worthington Steel GmbH generally will be required to absorb Kloeckner’s annual losses. Until the DPLTA becomes effective, Kloeckner continues to operate subject to applicable German law, which limits certain actions the Company may take with respect to its operations.

Under the DPLTA, once effective, each outside Kloeckner shareholder will be entitled to elect either to tender its shares for cash compensation of €11.00 per share or to receive recurring annual compensation of €0.67 per share on a gross basis for each full fiscal year of Kloeckner. The adequacy of both forms of compensation may be challenged by outside shareholders in appraisal proceedings under German law, which could result in higher compensation amounts.

On October 6, 2026, Worthington Steel's Board of Directors (the “Board”) declared a quarterly cash dividend of $0.16 per common share payable on December 28, 2026, to shareholders of record at the close of business on December 14, 2026.

On October 7, 2026, the Company terminated two existing cross-currency swaps designated as net investment hedges with an aggregate notional amount of €760.0 million and simultaneously entered into replacement swaps effective October 9, 2026 with the same euro-denominated notional amounts, but with revised interest rates. One cross-currency swap has a notional value of €700.0 million to $781.8 million with an unchanged maturity date of May 31, 2031. The other cross-currency swap has a notional value of €60.0 million to $67.0 million with an unchanged maturity date of November 29, 2030. The replacement cross-currency swaps were designated as net investment hedges of the Company’s investments in Worthington Steel GmbH and Sitem Group. The terminations resulted in aggregate cash settlement proceeds of approximately $10.4 million.

In October 2026, the Company entered into a definitive agreement to sell its Becker operations, which are classified as discontinued operations in this filing, in a transaction expected to generate approximately €75 million (approximately $84 million) of total proceeds, consisting of approximately €48 million (approximately $54 million) in cash and €27 million (approximately $30 million) of deferred consideration. The transaction is expected to close in calendar year 2026, subject to customary closing conditions and adjustments.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, all Note references contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) refer to the Notes to Consolidated Financial Statements included in “Part I – Item 1. – Financial Statements” of this Form 10-Q.

Introduction

The following discussion and analysis of market and industry trends, business developments, and the results of our operations and financial position, should be read in conjunction with our consolidated financial statements and the notes thereto included in “Part I – Item 1. – Financial Statements” of this Form 10-Q. The 2026 Form 10-K includes additional information about our business, operations, and consolidated financial position and should be read in conjunction with this Form 10-Q. This MD&A is designed to provide a reader with material information relevant to an assessment of our financial condition and results of operations, and to allow investors to view the Company from the perspective of management.

Basis of Presentation

Worthington Steel became an independent, publicly traded company on December 1, 2023, following its separation from Worthington Enterprises, formerly known as Worthington Industries, Inc.

Our consolidated financial statements include the accounts of Worthington Steel and its consolidated subsidiaries. On June 3, 2026, we completed the acquisition of a controlling equity interest in Kloeckner. Kloeckner’s results are included in our consolidated financial statements beginning on the acquisition date, with the portion of Kloeckner not owned by us reflected as NCI. Our investment in our unconsolidated affiliate is accounted for using the equity method. Material intercompany accounts and transactions are eliminated. For additional information, see “Note 1 – Description of Business and Basis of Presentation” and “Note 2 – Acquisitions.”

In connection with the Kloeckner Acquisition, the Company acquired certain Kloeckner business units that met the held-for-sale criteria as of the acquisition date, including the Kloeckner Disposal Group. Management has committed to a plan to sell the Kloeckner Disposal Group, and we expect the sale to be completed within one year of the acquisition date. The results of this Kloeckner Disposal Group are reported as discontinued operations in the accompanying interim consolidated financial statements for all periods presented. Unless otherwise indicated, the discussion and analysis of our results of operations included in this MD&A relates to continuing operations and excludes the results of discontinued operations. Prior-period amounts have been recast, as applicable, to conform to this presentation. For additional information, see “Note 18 – Discontinued Operations and Assets and Liabilities Held for Sale.”

Business Overview and Strategy

Business Overview

We are one of North America’s leading value-added metals processing and manufacturing companies. We partner with customers to deliver specialized, highly technical solutions across carbon flat-rolled steel, aluminum, stainless steel, long products, heavy plate and electrical steel to solve complex challenges across a broad range of industries.

On June 3, 2026, we completed the acquisition of a controlling equity interest in Kloeckner, a metals service center and processing company with operations primarily in the United States, Mexico, and Europe. The Kloeckner Acquisition significantly increased our scale and broadened our product and service offerings, customer and end-market exposure and geographic footprint. Through Kloeckner, our capabilities now include a broader range of carbon steel products, as well as aluminum, stainless steel, and long products, together with value-added processing, fabrication and distribution services.

Our legacy Worthington Steel operations primarily provide value-added processing of carbon flat-rolled steel, electrical steel laminations and tailor welded solutions. We serve customers through a combination of direct sales, in which we purchase and take ownership of the material, and toll processing and other fee-based arrangements involving customer-owned material. The addition of Kloeckner materially expanded our metals service center and distribution activities and diversified our business beyond our historical product, end-market, and geographic concentrations.

We sell steel on a direct basis, whereby we are exposed to the risks and rewards of ownership of the material while in its possession. Additionally, we toll process material under a fee for service arrangement whereby we process customer-owned material. Our manufacturing facilities further benefit from the flexibility to scale between direct and tolling services based on demand dynamics throughout the year.

Our strategy is focused on providing differentiated, value-added solutions to our customers, driving operational excellence through the Worthington Business System, investing in attractive growth opportunities and maintaining disciplined capital allocation. Following the Kloeckner Acquisition, our near-term priorities include supporting Kloeckner’s continued execution of its strategic initiatives, advancing integration planning and other collaborative activities permitted under applicable law, evaluating potential cost, operational and commercial opportunities that may be available if and when legally permissible, maintaining strong customer service and operational execution, and reducing acquisition-related debt.

Worthington Steel became an independent, publicly traded company on December 1, 2023, following its separation from Worthington Enterprises.

Our operations are managed principally on a products and services basis with a single operating and single reportable segment. We own controlling interests in the following operating joint ventures: Spartan, TWB, WSCP, and Sitem Group. We also own a controlling interest in WSP, which became a nonoperating joint venture in October 2022, when we completed the divestiture of its remaining net assets. The net assets and operating results of these joint ventures are consolidated with the equity owned by the minority joint venture member shown as NCI or, in the case of Sitem Group, Redeemable NCI in our consolidated balance sheets, and the noncontrolling interests in net earnings and OCI are shown as net earnings or comprehensive income attributable to noncontrolling interests in our consolidated statements of earnings and consolidated statements of comprehensive income, respectively. Our remaining joint venture, Serviacero Worthington, is unconsolidated and accounted for using the equity method.

AI in Transformation

We continue to integrate commercially available AI technologies into our long-term transformation strategy. Through these efforts, we are evaluating and using AI tools to support internal analysis, automate certain routine tasks and assist employee decision-making. We continue to develop and refine AI solutions in areas such as predictive maintenance and intelligent reporting, which are intended to improve system connectivity and operational decision-making. Expanding the use of AI across operations and the back office may enable our teams to focus on the most value-driving aspects of their roles.

Recent Business Developments

On October 6, 2026, the Board declared a quarterly cash dividend of $0.16 per common share payable on December 28, 2026 to shareholders of record at the close of business on December 14, 2026.

Kloeckner Acquisition

On June 3, 2026, we completed our acquisition of a controlling interest in Kloeckner through a voluntary public takeover offer. Following the acquisition, we held a total of 60,710,791 Kloeckner shares, representing approximately 60.86% of Kloeckner’s outstanding share capital. The total aggregate consideration for the tendered shares was €576.3 million (approximately $668.3 million). On June 15, 2026, we consummated the acquisition of an additional one million Kloeckner shares at €11 per share (approximately $12.7 million), increasing our total ownership to 61,710,791 Kloeckner shares representing approximately 61.87% of Kloeckner’s outstanding share capital. Kloeckner’s results are included in our consolidated financial statements beginning on the acquisition date, with the portion of Kloeckner not owned by us reflected as noncontrolling interests. For additional information, see “Note 2 – Acquisitions.”

In connection with the Kloeckner Acquisition, on June 1, 2026, we incurred $1.4 billion of secured indebtedness consisting of $700.0 million aggregate principal amount of 7.750% Senior Secured Notes due 2033 (the “2033 Senior Notes”), which mature on June 1, 2033, and incurred $700.0 million of borrowings under a seven-year senior secured term loan B credit facility (the “Term Loan Facility”), which matures on June 1, 2033. Borrowings under the Term Loan Facility bear interest, at our option, at a rate per annum equal to Term

SOFR plus 4.00%, Daily Simple SOFR plus 4.00%, or the base rate plus 3.00%. The proceeds from the 2033 Senior Notes and Term Loan Facility, together with cash on hand, were used to fund the Kloeckner Acquisition, repay certain existing indebtedness of Worthington Steel and Kloeckner, pay related transaction fees and expenses, and for general working capital purposes.

On June 25, 2026, we entered into the 2031 Revolving Credit Facility, a new asset-based revolving credit facility in the aggregate principal amount of up to $550.0 million subject to borrowing base availability and other conditions, which refinanced and replaced our previous revolving credit facility. The 2031 Revolving Credit Facility matures on June 25, 2031, and borrowings bear interest at variable rates based on SOFR or a base rate, plus an applicable margin. The 2031 Revolving Credit Facility provides additional liquidity to support our working capital and general corporate requirements following the Kloeckner Acquisition. For additional information, see “Liquidity and Capital Resources” and “Note 8 – Debt.”

Kloeckner Delisting

On July 15, 2026, we commenced the Delisting Tender Offer. The acceptance period ended on August 12, 2026, and Kloeckner’s shares were delisted from the regulated market of the Frankfurt Stock Exchange effective August 12, 2026. Upon settlement of the Delisting Tender Offer, we acquired 242,446 additional Kloeckner shares for aggregate consideration of approximately €2.7 million ($3.2 million as of August 31, 2026), increasing our ownership interest to approximately 62.11%.

Domination and Profit and Loss Transfer Agreement

On September 8, 2026, subsequent to the end of the first quarter of fiscal 2027, Worthington Steel GmbH entered into a DPLTA with Kloeckner. The DPLTA is not currently effective. An extraordinary general meeting of Kloeckner shareholders to vote on approval of the DPLTA is expected to take place on October 23, 2026. Its effectiveness remains subject to the required shareholder approvals and registration with the commercial register at Kloeckner’s registered seat and cannot occur before January 1, 2027.

If and when the DPLTA becomes effective, and subject to applicable law, Worthington Steel GmbH will be entitled to issue binding instructions to Kloeckner’s management board, Kloeckner generally will be required to transfer its annual profits to Worthington Steel GmbH, and Worthington Steel GmbH generally will be required to absorb Kloeckner’s annual losses. Until the DPLTA becomes effective, Kloeckner continues to operate subject to applicable German law, which limits certain actions we may take with respect to its operations.

Under the DPLTA, once effective, each outside Kloeckner shareholder will be entitled to elect either to tender its shares for cash compensation of €11.00 per share or to receive recurring annual compensation of €0.67 per share on a gross basis for each full fiscal year of Kloeckner. As a result, the initial exit compensation if all of the remaining outside shareholders tendered would be approximately €415.8 million (approximately $483.0 million), or the guaranteed annual compensation (gross) of €25.3 million (approximately $29.4 million) if all remained. The first guaranteed annual compensation is in calendar year 2028. The adequacy of both forms of compensation may be challenged by outside shareholders in appraisal proceedings under German law, which could result in higher compensation amounts. For additional information, see “Note 2 – Acquisitions.”

Trends and Factors Impacting Our Performance

The metals processing and service center industry is fragmented and highly competitive. Given the broad base of products and services we offer following the Kloeckner Acquisition, specific competitors vary based on the end market, product and service offering, geography, and customer requirements. Competition is primarily on the basis of price, product quality, value-added capabilities, service, and the ability to meet delivery requirements. Our pricing is affected by, among other factors, metals prices, the cost and availability of raw materials, transportation and shipping costs, foreign currency exchange rates, and general economic conditions in the markets in which we operate.

General Economic and Market Conditions

We sell our products and services to a diversified customer base across a broad range of end markets. Historically, sales of our legacy Worthington Steel operations have generally been strongest in our fiscal fourth quarter and weaker in our fiscal third quarter due principally to seasonal construction activity and customer plant shutdowns. The Kloeckner Acquisition materially changed our end-market composition, and, accordingly, the historical seasonality of our legacy Worthington Steel operations may not be indicative of the seasonality of our consolidated results. We do not believe backlog is a significant indicator of our business.

We use the following information to monitor our costs and demand in our major end markets:

	Three Months Ended
	August 31,	August 31,
	2026	2025 (1)	Change
U.S. GDP (% growth year-over-year)	2.3%	1.8%	0.5%
Eurozone GDP (% growth year-over-year)	1.0%	1.4%	(0.4%)
Hot-Rolled Steel ($ per ton)(2)	$1,152	$857	$295
Detroit Three Auto Build (000's vehicles)(3)	1,659	1,679	(20)
No. America Auto Build (000's vehicles)(3)	3,861	3,889	(28)
Zinc ($ per pound)(4)	$1.66	$1.25	$0.41
Natural Gas ($ per mcf)(5)	$2.97	$3.28	$(0.31)
On-Highway Diesel Fuel Prices ($ per gallon)(6)	$5.15	$3.71	$1.44

(1)
Fiscal 2026 figures are based on revised actuals
(2)
CRU Hot-Rolled Coil (“HRC”) Index: period average
(3)
S&P Global
(4)
LME Zinc; period average
(5)
NYMEX Henry Hub Natural Gas; period average
(6)
Energy Information Administration; period average

Total volume (tons) from continuing operations increased by 109% compared to the prior year quarter. Excluding the impact of Kloeckner, direct tons sold increased by 3%.

The Kloeckner Acquisition significantly expanded our customer base and end-market exposure and, as a result, materially changed the composition of our consolidated net sales compared with the prior-year period. The breakdown of net sales by end market for the periods presented is illustrated below:

	Three Months Ended
	August 31,	August 31,
	2026	2025
Automotive	25%	56%
Construction	19%	11%
Machinery & Equipment	14%	10%
Appliances & Consumer Goods	8%	2%
Energy	6%	7%
Other Transportation	5%	4%
Containers	3%	2%
Agriculture	1%	2%
Other	19%	6%
Total	100%	100%

The change in our end-market mix compared with the prior-year period reflects, among other factors, the inclusion of Kloeckner beginning after the acquisition. Accordingly, the percentages presented for the three months ended August 31, 2026 are not directly comparable to the prior-year period.

The following table summarizes the concentration percentage of consolidated net sales for the periods presented:

	Three Months Ended
	August 31,	August 31,
(Percentage of Net Sales)	2026	2025
End Market – Automotive	25%	56%
End Market – Construction	19%	11%
Detroit Three Automakers	15%	35%

While our automotive business is largely driven by the production schedules of the Detroit Three Automakers, our customer base is much broader and includes other domestic automotive manufacturers and many of their suppliers.

Automotive remains an important end market for our overall operations. As illustrated, Kloeckner has significant exposure to other end markets, which results in the overall diversification of the end markets as illustrated. However, Kloeckner maintains a healthy exposure to the automotive end market, particularly in North America. As a result, North American vehicle production, including production at the Detroit Three Automakers, continues to be an important indicator for our operations.

North American vehicle production and Detroit Three Automakers vehicle production both decreased 1% in the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026. Excluding the impact of Kloeckner, direct shipments to the overall automotive market and to the Detroit Three Automakers increased by 4% and 1%, respectively, in the first quarter of fiscal 2027 as compared to the first quarter of fiscal 2026. Toll volumes decreased 8% in the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026. The decrease in toll volumes was due to continued soft demand from mill customers.

Detroit Three Automakers represented 15% and 35% of our consolidated net sales during the first quarter of fiscal 2027 and fiscal 2026, respectively. Direct shipments to the Detroit Three Automakers in the first quarter of fiscal 2027 increased approximately 1%, compared to the first quarter of fiscal 2026. Over the same time period, Detroit Three Automakers reported a 1% decrease in production. Our automotive volume reflects resilient demand and our continued success in winning business.

The Kloeckner Acquisition substantially broadened our exposure to non-automotive end markets, while expanding our geographic footprint across the Americas, particularly in the southern U.S., and Europe. Our remaining net sales are to other markets such as agricultural, appliance & consumer goods, construction, container, energy, heavy truck, HVAC, industrial electric motor, generator, and transformer. Given the many different products that make up our net sales and the wide variety of end markets we serve, it is very difficult to isolate the key market indicators that drive this portion of our business. However, we believe that the trend in U.S. gross domestic product growth (“U.S. GDP”) and, to a lesser extent, Eurozone gross domestic product growth (“Eurozone GDP”) are reasonable macroeconomic indicators for analyzing the demand of our end markets other than the automotive industry.

Recent U.S. GDP data indicates continued economic resilience through the first quarter of fiscal 2027 although recent U.S. labor market indicators have become more mixed since the end of the first quarter. Eurozone GDP also demonstrated positive growth, including greater than expected growth. While overall economic activity has remained resilient, continued uncertainty, including geopolitical developments and rising energy prices, contributed to elevated inflation and uneven demand conditions across industrial sectors.

Excluding the impact of Kloeckner, Construction direct volumes decreased 9%, whereas Machinery & Equipment direct volumes increased 28% in the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026. The decrease in Construction was primarily due to increased competition and tight steel availability, which limited our ability to quote short-term contract business that more than offset data center construction demand. The increase in Machinery & Equipment was primarily due to an increase in the level of shipments out of Sitem Group, which due to the one-month reporting lag, was included in our consolidated results for an additional month during this quarter. On a quarterly basis, this increase would only be expected to occur during this reporting period.

U.S. inflation rates have remained stable relative to the peaks observed in recent years, but remain above the U.S. Federal Reserve targeted rate of 2%. The U.S. Federal Reserve maintained the benchmark interest rate during the first quarter of fiscal 2027; however, in September 2026, subsequent to the end of the first quarter of fiscal 2027, the U.S. Federal Reserve raised the benchmark federal funds rate by 25 basis points to a target rate of 3.75% to 4.00%. Similarly, the European Central Bank (“ECB”), maintained a similar view on inflation with its targeted rate of 2%. In June 2026, the ECB increased its three key ECB interest rates, and then did so again in September 2026, subsequent to the end of the first quarter of fiscal 2027.

Both the U.S. Federal Reserve and the ECB increases were in response to the elevated inflation that has been running above the targeted rates for an extended period of time. Our debt profile has transformed as a result of the Kloeckner Acquisition, including new debt to finance the acquisition as well as indebtedness assumed as part of the acquisition. As a result, our overall borrowing costs have substantially increased from the prior year period. Our new debt profile contains a mix of fixed and variable rate debt. With the increase in the benchmark interest rate, we will see an increased burden from higher borrowing costs on the variable rate debt to the extent we have outstanding borrowings on those instruments.

Industry Developments

Trade policy continues to have a significant effect on the metals industry, including metals pricing, import levels, sourcing decisions and customer demand. In June 2025, the U.S. government increased tariffs on most steel and aluminum imports to 50% under Section 232 of the Trade Expansion Act of 1962 (“Section 232”). During calendar year 2026, the U.S. government further modified the application of Section 232 tariffs, including changes to the valuation and tariff treatment of certain steel, aluminum and derivative products. These trade policy decisions may have contributed to reduced import competition and tighter supply conditions for certain metals in the U.S., which have contributed to increases in certain domestic metals prices. While tariffs have been a reality for some time, the potential for tariff changes has caused some continued trepidation in markets, including the metals markets. Tariffs can increase the cost of imported metals and metal products, affect customer sourcing and purchasing decisions and contribute to volatility in metals prices and supply chains. The impact varies depending on the products we purchase and sell, their country of origin, the markets in which we operate and our ability to reflect changes in material costs in customer pricing.

As a result, our customers’ supply chain decisions may abruptly shift, potentially impacting our financial performance. Evidence collected by the U.S. government suggests that imports of steel decreased meaningfully year-over-year, but have stabilized in recent months. U.S. Department of Commerce data, which contains preliminary data, reflects the average import tonnage of U.S. import of flat (carbon and alloy) steel mill products decreased approximately 20% in the trailing 12 month ended August 31, 2026, compared to trailing 12 month ended August 31, 2025, whereas the average increased approximately 4% in the first quarter of fiscal 2027 compared to the first quarter of 2026.

After the Kloeckner Acquisition, developments in European trade policy have also become more relevant to our business, including the European Union’s steel import measures that may affect steel availability, sourcing patterns and pricing in certain European markets.

While lower imports of steel may put upward pressure on U.S. domestic steel and steel products’ prices, the ultimate impact tariffs will have on our financial position, results of operations, and cash flows remains to be determined.

Impact of Raw Material Prices

Our principal raw material is flat-rolled steel, including electrical steel, which we purchase in coils from primary steel producers. The steel industry has been cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control, including, but not limited to, supply and demand, trade policy, raw material and energy costs, and geopolitical developments. This volatility can significantly affect our steel costs. In an environment of increasing prices for steel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers. To the extent we are able to pass future price increases in raw materials to our customers, this could positively affect our financial results leading to inventory holding gains. To the extent we are unable to pass future price increases in raw materials to our customers, our financial results could be adversely affected. Also, if steel prices decrease, in general, competitive conditions may impact how quickly we must reduce our prices to our customers, and we could be forced to use higher-priced raw materials already in our inventory to complete orders for which the selling prices have decreased, which results in inventory holding losses. Declining steel prices could also require us to write down the value of our inventories to reflect current market pricing. Industry consolidation in recent years has reduced the number of steel suppliers, and further consolidation could make it more difficult or costly to obtain alternate supply in the event of a disruption.

After the Kloeckner Acquisition, we purchase and maintain inventories of a broader range of steel and other metal products. However, the HRC continues to be the most significant driver of our raw material costs and selling prices. The market price of our products is closely correlated to the price of HRC, which is largely driven by the demand for steel and the cost of raw materials.

During the first quarter of fiscal 2027, steel prices continued their upward rise that began during the second half of fiscal 2026. Excluding the impact of Kloeckner, direct spreads increased by $13.9 million primarily due to higher direct volumes, and to a lesser extent, a $6.5 million favorable change from an estimated $5.6 million inventory holding gain in the prior year quarter to an estimated $12.1 million inventory holding gain in the first quarter of fiscal 2027. With the recent upward steel price movements, we expect inventory holding gains to be between $10.0 million and $15.0 million in the second quarter of fiscal 2027.

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

The following table presents the average quarterly market price per ton of HRC steel for the periods presented:

	Fiscal Year
(Dollars per ton) (1)	2027	2026	2025
1st Quarter	$1,152	$857	$690
2nd Quarter	N/A	$825	$690
3rd Quarter	N/A	$938	$702
4th Quarter	N/A	$1,040	$933
Annual Avg.	$1,152	$915	$754

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

Results of Operations

First Quarter – Fiscal 2027 Compared to Fiscal 2026

The following table presents a review of the results of operations for the periods presented:

	Three Months Ended
	August 31,	August 31,
(In millions, except volume and per common share amounts)	2026	2025	Change
Volume (tons)	1,943,340	928,866	1,014,474
Net sales	$2,726.6	$872.9	$1,853.7
Operating income	56.0	48.3	7.7
Equity income	5.3	6.4	(1.1)
Net earnings (loss) from continuing operations attributable to controlling interest	(7.0)	36.8	(43.8)
EPS from continuing operations attributable to controlling interest - diluted	$(0.14)	$0.73	$(0.87)

Net sales for the first quarter of fiscal 2027 were $2,726.6 million, an increase of $1,853.7 million, or 212%, compared to the first quarter of fiscal 2026. The Kloeckner Acquisition contributed $1,772.7 million to net sales in the first quarter of fiscal 2027.

Excluding the impact of Kloeckner, net sales increased $81.0 million or 9% compared to the prior year quarter. This $81.0 million increase was driven primarily by higher direct volumes, and, to a lesser extent, higher average direct selling prices. Direct net sales increased $81.7 million. Direct tons sold increased by 3% and direct selling prices increased 6% in the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026. Toll processing net sales decreased $0.7 million, or 2%, in the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026. Toll volumes decreased 8% and toll selling prices increased 6% in the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026.

The consolidated mix of direct versus toll volumes was 77% to 23% in the first quarter of fiscal 2027 compared to 63% to 37% in the first quarter of fiscal 2026.

Gross Margin

	August 31,				Change
(In millions)	2026	% of Net sales	2025	% of Net sales	$	%
Gross margin	$261.2	9.6%	$115.2	13.2%	$146.0	126.7%

Gross margin in the first quarter of fiscal 2027 was $261.2 million, an increase of $146.0 million compared to the first quarter of fiscal 2026.

Excluding the impact of Kloeckner, gross margin increased $2.0 million compared to the prior year quarter. The increase was primarily driven by higher direct spreads (calculated as sales less material costs), partially offset by higher manufacturing expenses and lower toll spreads. Direct spreads increased by $13.9 million primarily due to the $7.6 million impact of higher direct volumes and a $6.5 million favorable change, which resulted from an estimated $5.6 million inventory holding gain in the prior year quarter to an estimated $12.1 million inventory holding gain in the first quarter of fiscal 2027. The gains in direct spreads were partially offset by $0.2 million due to value-added market spread compression compared to the prior year quarter. Toll spreads decreased $0.9 million. Manufacturing expenses increased $11.1 million, primarily related to increased wages and benefits.

Selling, General and Administrative Expense

	August 31,				Change
(In millions)	2026	% of Net sales	2025	% of Net sales	$	%
Selling, general and administrative expense	$208.8	7.7%	$67.9	7.8%	$140.9	207.5%

SG&A in the first quarter of fiscal 2027 was $208.8 million, an increase of $140.9 million compared to the first quarter of fiscal 2026.

Excluding the impact of Kloeckner, SG&A increased by $17.6 million. The $17.6 million increase in SG&A was primarily attributable to an increase of $18.6 million in professional fees related to the Kloeckner Acquisition.

In the first quarter of fiscal 2026, SG&A included a one-time bonus of $4.6 million paid to key individuals at the Sitem Group as a result of the successful closing of the Sitem Group acquisition.

Other Operating Items

	Three Months Ended
	August 31,		Change
(In millions)	2026	2025	$
Restructuring and other (income) expense, net	(3.6)	(1.0)	(2.6)

Restructuring and other income, net in the first quarter of fiscal 2027 was driven by:

•
The aggregate gains on the sales of Kloeckner fixed assets in Louisiana and Switzerland that were sold subsequent to the Kloeckner Acquisition and related to various pre-acquisition restructuring programs, partially offset by additional restructuring costs resulted in net restructuring income of $3.6 million.

Restructuring and other income, net in the first quarter of fiscal 2026 was driven by:

•
A $1.0 million gain on the sale of an asset that was reported within assets held for sale due to the previously announced plans to combine WSCP’s toll processing manufacturing facility in Cleveland, Ohio, into its existing manufacturing facility in Twinsburg, Ohio.

Refer to “Note 5 – Restructuring and Other (Income) Expense, Net” for additional information.

Miscellaneous Income (Expense), Net

	Three Months Ended
	August 31,		Change
(In millions)	2026	2025	$
Miscellaneous income (expense), net	$(10.5)	$0.2	$(10.7)

Miscellaneous expense, net in the first quarter of fiscal 2027 was $10.5 million, an unfavorable change of $10.7 million compared to the miscellaneous income, net of $0.2 million in the first quarter of fiscal 2026. The change was primarily due to:

•
Immediately prior to the Acquisition Date, the previously held Kloeckner shares were accounted for as an equity security investment. We remeasured this previously held equity interest to fair value as of the acquisition date, resulting in a loss of $15.5 million for the first quarter of fiscal 2027.

•
We incurred $2.8 million of expense related to the Company’s fair value hedge of foreign currency risk on a Euro-denominated loan, reflecting losses from changes in the fair value of the cross-currency swap and foreign currency remeasurement of the hedged portion of the loan.
•
The addition of Kloeckner during the first quarter of fiscal 2027 resulted in incremental foreign currency remeasurement loss of $2.0 million.
•
We recognized a $0.9 million pre-tax mark-to-market loss on the economic (non-designated) cash flow derivative that was entered to hedge a portion of the expected purchase price of the outstanding shares of Kloeckner in connection with the Kloeckner Acquisition.

The decreases were partially offset by:

•
A $1.2 million gain recognized in the first quarter of fiscal 2027, primarily associated with a pension curtailment resulting from headcount reductions.
•
In connection with the acquisition of Kloeckner, we assumed various defined benefit pensions plans. On a consolidated basis, excluding the pension curtailment, we recognized $5.3 million in net periodic pension and other postretirement benefit income within miscellaneous income (expense) in the first quarter of fiscal 2027.
•
The addition of Kloeckner during the first quarter of fiscal 2027 resulted in incremental miscellaneous income of $3.6 million, including from incremental income from the Kloeckner Funds.

Interest Expense, Net

	Three Months Ended
	August 31,		Change
(In millions)	2026	2025	$
Interest expense, net	$38.8	$2.9	$35.9

Interest expense, net in the first quarter of fiscal 2027 was $38.8 million, an increase of $35.9 million from the prior year quarter. Our debt profile changed materially as a result of the Kloeckner Acquisition, including new debt incurred to finance the acquisition and indebtedness assumed in the acquisition. As a result, our overall borrowing costs have substantially increased from the prior year period. Our new debt profile contains a mix of fixed and variable rate debt. For additional information, see “Liquidity and Capital Resources” and “Note 8 – Debt.”

The increase was primarily due to interest expense on the 2033 Senior Notes and the Term Loan Facility entered into in the first quarter of fiscal 2027, and the interest expense on the Kloeckner debt instruments assumed as part of the acquisition. Due to the Kloeckner Acquisition, we entered into the 2031 Revolving Credit Facility and terminated the 2028 Revolving Credit Facility. In the first quarter of fiscal 2027, as a result of the termination, the remaining costs of the 2028 Revolving Credit Facility that were initially deferred were recognized in interest expense, net. Interest expense, net, also increased, to a lesser extent, due to a higher average debt balance on the BDC Loan during the first quarter of fiscal 2027 compared to the prior year quarter.

These increases were offset by higher interest income, including from interest income from excess cash held prior to the settlement of the Delisting Tender Offer, and to a lesser extent, the interest income from the net investment hedges. For additional information, see “Liquidity and Capital Resources,” “Note 8 – Debt,” and “Note 14 – Derivative Financial Instruments and Hedging Activities.”

Equity Income

	Three Months Ended
	August 31,		Change
(In millions)	2026	2025	$
Serviacero Worthington	$5.3	$6.4	$(1.1)

Equity income at Serviacero Worthington decreased $1.1 million from the prior year quarter, driven primarily by lower volumes and unfavorable foreign currency exchange impacts. The decrease was partially offset by favorable market spread expansion, including inventory holding gains.

Income Taxes

	August 31,				Change
(In millions)	2026	ETR	2025	ETR	$	%
Income tax expense	$12.1	100.7%	$13.4	26.6%	$(1.3)	(9.7%)

Income tax expense was $12.1 million in the first quarter of fiscal 2027 compared to $13.4 million in the prior year quarter. The decrease in income tax expense was primarily driven by lower pre-tax earnings in the current quarter, partially offset by tax effects associated with the acquisition of Kloeckner. The income tax expense in the current quarter resulted in an ETR of 100.7%, compared to 26.6% for the prior year quarter. Refer to “Note 11 – Income Taxes” for additional information.

Adjusted EBIT and Adjusted EBITDA

We evaluate operating performance on the basis of earnings before interest and taxes (“EBIT”), as adjusted for certain items (“adjusted EBIT”) and adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”). EBIT, a non-GAAP financial measure, is calculated by adding interest expense and income tax expense to net earnings (loss) from continuing operations attributable to controlling interest. Adjusted EBIT, a non-GAAP financial measure, excludes impairment and restructuring expense (income), net, but may also exclude other items, as described below, that management believes are not reflective of, and thus should not be included when evaluating the performance of our ongoing operations. Adjusted EBITDA, a non-GAAP financial measure, is calculated by adding depreciation and amortization expense to adjusted EBIT. Adjustments attributable to noncontrolling interests are added back from adjusted EBIT to reflect the consolidated results.

Adjusted EBIT and adjusted EBITDA are used by management to evaluate operating performance and engage in financial and operational planning because we believe these financial measures provide additional perspective on the performance of our ongoing operations. Additionally, management believes these non-GAAP financial measures provide useful information to investors because they allow for meaningful comparisons and analysis of trends in our businesses and enable investors to evaluate operations and future prospects in the same manner as management.

The following table provides a reconciliation of net earnings (loss) from continuing operations attributable to controlling interest (the most comparable GAAP financial measure) to adjusted EBIT for the periods presented:

	Three Months Ended
	August 31,	August 31,
(In millions)	2026	2025
Net earnings (loss) from continuing operations attributable to controlling interest (GAAP)	$(7.0)	$36.8
Interest expense, net(1)	38.8	2.9
Income tax expense(1)	12.1	13.4
EBIT (non-GAAP)	43.9	53.1
Restructuring and other (income), net(2)	(2.6)	(0.6)
Kloeckner purchase derivative(3)	0.9	-
Kloeckner acquisition-related expenses(4)	21.4	-
Kloeckner securities investment loss, net(5)	15.5	-
Pension adjustments(6)	(0.6)	-
Sitem Group acquisition completion bonus payment(7)	-	3.0
Adjusted EBIT (non-GAAP)	78.5	55.5
Depreciation and amortization(1)	27.8	20.3
Net earnings attributable to noncontrolling interests	5.0	1.8
EBITDA Adjustments – Noncontrolling interest impact(8)	(0.3)	1.2
Adjusted EBITDA (non-GAAP)	$111.0	$78.8

(1)
Amount includes both controlling and noncontrolling interests’ portions for this adjustment.
(2)
Restructuring activities consist of established programs that are not part of our ongoing operations, such as divestitures, closing or consolidating facilities, employee severance (including rationalizing headcount or other significant changes in personnel), and realignment of existing operations (including changes to management structure in response to underlying performance and/or changing market conditions). These restructuring activities are excluded to facilitate period-to-period comparability of our operating performance. Restructuring activities in first quarter of fiscal 2027 were driven by: aggregate gains on the sales of Kloeckner fixed assets in Louisiana and Switzerland that were sold subsequent to the Kloeckner Acquisition that were part of various pre-acquisition restructuring programs as well as additional costs that partially offset the gains, which equaled $3.6 million, of which $1.0 million was attributable to noncontrolling interests. Restructuring activities in first quarter of fiscal 2026 were driven by: a $1.0 million gain, of which $0.4 million was attributable to noncontrolling interests, on the sale of an asset that was reported within assets held for sale due to the previously announced plans to combine WSCP’s toll processing manufacturing facility in Cleveland, Ohio, into its existing manufacturing facility in Twinsburg, Ohio. Refer to “Note 5 – Restructuring and Other (Income) Expense, Net.”
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
(4)
Kloeckner acquisition-related expenses consist of the acquisition-related costs incurred in connection with the Kloeckner Acquisition, consisting primarily of advisory, legal, accounting, valuation, regulatory and other professional fees, as well as certain integration expenses, and are expensed to SG&A, as incurred, in accordance with GAAP. Exclusion of these costs is appropriate because they are directly attributable to a specific strategic transaction that management expects to be transformative to our portfolio, scale and long-term operating profile and are not reflective of our ongoing operating performance for the periods presented. Exclusion facilitates period-over-period comparisons, and assessment of performance excluding the impact of transaction-specific activities. The first quarter of fiscal 2027 includes $0.3 million attributable to noncontrolling interests.
(5)
Kloeckner securities investment income (loss), net reflects the impact associated with our investment in Kloeckner equity securities, consisting of mark-to-market gains/losses, dividend income from the holding of Kloeckner equity securities prior to the closing of the Kloeckner Acquisition, impacts of previously held equity interests as a result of the Kloeckner Acquisition, and other costs, recorded in miscellaneous income (expense), net. Management excludes these items from adjusted results to improve comparability of the Company’s operating performance across periods. During the first quarter of fiscal 2027, as a result of the closing of the Kloeckner Acquisition, we remeasured the previously held equity interest in Kloeckner equity securities to €11.00 per share, resulting in a remeasurement loss of $15.5 million.
(6)
Pension adjustments relate to pension-related impacts associated with discrete events impacting our pension plans, reported in miscellaneous income, net, including a $1.2 million gain, of which $0.6 million was attributable to noncontrolling interest, recognized in the first quarter of fiscal 2027, associated with a pension curtailment resulting from headcount reductions. The exclusion from adjusted results facilitates period-to-period comparability of our operating performance as these gains reflect discrete pension-related events.
(7)
Sitem Group acquisition completion bonus payment consists of the one-time bonus payment paid to key individuals upon the successful acquisition closing of Sitem Group and excludes the noncontrolling interest portion of $1.6 million. The acquisition completion bonus payment was included within SG&A expense.
(8)
Amount represents the total, aggregated amount of the noncontrolling interests’ portions of items noted above

Adjusted EBIT in the first quarter of fiscal 2027 was $78.5 million, up $23.0 million compared to the first quarter of fiscal 2026. The increase was primarily due to the contribution of Kloeckner of $27.9 million. Excluding the contribution of Kloeckner, adjusted EBIT decreased $4.9 million, primarily as a $2.8 million wage-related increase in SG&A, a $2.3 million increase in miscellaneous expense, primarily related to foreign currency losses and lower equity income from Serviacero Worthington, more than offset the $2.0 million increase in gross margin.

Adjusted EBITDA in the first quarter of fiscal 2027 was $111.0 million, up $32.2 million compared to the first quarter of fiscal 2026. The increase was primarily due to the contribution of Kloeckner of $36.0 million. The change in adjusted EBITDA was primarily driven by the same factors impacting adjusted EBIT, as well as slightly higher depreciation and amortization expense excluding Kloeckner.

Legal Proceedings and Contingencies

We are currently involved in a dispute relating to the import of steel across international borders. Based on currently available information, we believe a loss is not probable and therefore have not recorded a reserve. We estimate that a loss is reasonably possible and could range from $2.0 million to $4.0 million. We will continue to monitor the dispute and will record a reserve if settlement in the dispute becomes probable and reasonably estimable.

Liquidity and Capital Resources

Our primary ongoing requirements for cash are expected to be for working capital, capital expenditures, integration and transaction-related costs, dividend payments, debt service, potential payments to Kloeckner’s remaining outside shareholders and other strategic initiatives. Following the Kloeckner Acquisition, our working capital requirements, consolidated indebtedness and debt service obligations have increased materially as a result of both the financing incurred in connection with the acquisition and certain preexisting Kloeckner indebtedness that remained outstanding following the acquisition.

Our primary sources of liquidity include cash and cash equivalents, cash generated from operating activities and available borrowings under the 2031 Revolving Credit Facility and other financing arrangements. Subsequent to the Kloeckner Acquisition, our debt profile provides for an increase in the number of available options for liquidity, with the material sources being the 2031 Revolving Credit Facility, ABL USA Facility, Swiss RCF, and German RCF. See “—Kloeckner Debt.”

As of August 31, 2026, our cash and cash equivalents balance was $248.2 million, compared to cash and cash equivalents balance of $84.6 million at May 31, 2026. As of August 31, 2026, our total consolidated debt balance was $2,196.4 million, an increase of $1,939.6 million, compared to the total consolidated debt balance of $256.8 million at May 31, 2026. The increase is primarily due to the financing of the Kloeckner Acquisition and the consolidation of certain preexisting Kloeckner indebtedness.

In connection with the Kloeckner Acquisition, we incurred $1.4 billion of secured indebtedness consisting of $700.0 million aggregate principal amount of 2033 Senior Notes and $700.0 million of borrowings under the Term Loan Facility. On August 19, 2026, we made a $200.0 million voluntary principal repayment, reducing the outstanding principal balance. Following the repayment, $500.0 million was outstanding under the Term Loan Facility as of August 31, 2026. On June 25, 2026, we also entered into the $550.0 million 2031 Revolving Credit Facility, which replaced the 2028 Revolving Credit Facility that was terminated concurrently.

Additionally, we assumed the liabilities of Kloeckner as part of the acquisition and recorded Kloeckner’s liabilities within our consolidated balance sheet. Kloeckner’s debt obligations included various loans. For additional information, see below for the material impacts discussed below as well as a summary of the Kloeckner debt instruments assumed. See “—Kloeckner Debt.”

The 2033 Senior Notes contain customary restrictive covenants, including incurrence-based restrictions on certain financing and capital allocation activities. As of August 31, 2026, we were in compliance with the applicable covenants, which are not currently expected to materially restrict our liquidity or access to capital. The Term Loan Facility contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, investments, restricted payments, asset dispositions and certain other transactions. The Term Loan Facility does not contain a financial maintenance covenant, although certain permitted transactions are subject to incurrence-based financial tests. We were in compliance with the applicable covenants as of August 31, 2026.

Our ability to borrow under the 2031 Revolving Credit Facility is subject to a borrowing base and satisfaction of customary borrowing conditions. In addition, the 2031 Revolving Credit Facility requires us to maintain a minimum consolidated fixed charge coverage ratio only during certain periods based on excess availability. Certain other financing arrangements of Kloeckner and its subsidiaries also contain financial and other customary covenants and are subject to borrowing base limits. Our financing arrangements also contain customary covenants and restrictions that may limit certain financing, investing and other activities. As of August 31, 2026, we were in compliance with the applicable covenants under our financing arrangements.

At August 31, 2026, after accounting for the eligible borrowing bases, as applicable, availability under the 2031 Revolving Credit Facility, ABL USA Facility, Swiss RCF, and German RCF, was $418.4 million, $138.5 million, $55.7 million, and $46.4 million, respectively. See “—Kloeckner Debt.”

During the first quarter of fiscal 2027, Stanzwerk AG entered into an Amended and Restated Standstill Agreement with UBS Switzerland AG maintaining the credit facility through August 31, 2028.

We believe our cash balances, cash expected to be generated from operating activities and available borrowing capacity under our revolving credit facilities and other borrowings provide adequate liquidity to fund our current operational needs, working capital requirements, capital expenditures, integration and transaction-related costs, debt service obligations and other current and long-term obligations and strategic initiatives. We may from time to time seek additional capital through debt or equity financings to refinance existing obligations, strengthen our liquidity or fund strategic initiatives. Our ability to access additional capital and the terms of any financing will depend on our financial performance, credit profile, prevailing interest rates, financial market and economic conditions and other factors, many of which are outside our control.

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

Our increased indebtedness has materially increased our interest and debt service requirements compared with prior periods, and the variable-rate Term Loan Facility exposes us to changes in market interest rates. We continue to prioritize debt reduction as part of our capital allocation strategy. For additional information, see “Note 8 – Debt.”

The following table summarizes our consolidated cash flows for the periods presented:

	Three Months Ended
	August 31,	August 31,
(In millions)	2026	2025
Net cash used in operating activities	$(6.0)	$(6.3)
Net cash used in investing activities	(586.8)	(29.6)
Net cash provided by financing activities	735.6	21.0
Net cash provided by discontinued operations	21.4	-
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(0.6)	0.3
Increase (decrease) in cash, cash equivalents, and restricted cash	163.6	(14.6)
Cash, cash equivalents, and restricted cash at beginning of period	84.6	92.9
Cash, cash equivalents, and restricted cash at end of period	$248.2	$78.3

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

Net cash used in operating activities was $6.0 million during the three months ended August 31, 2026, compared to $6.3 million net cash used in operating activities during the three months ended August 31, 2025. Net operating cash flows were generally consistent between periods. Both periods reflected increased working-capital requirements associated with higher average inventory prices. Working-capital cash usage was lower in the current year period, but this was offset by changes in other operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $586.8 million during the three months ended August 31, 2026, compared to net cash used in investing activities of $29.6 million during the three months ended August 31, 2025. In the current year period, the main drivers of net cash used in investing activities were the Kloeckner Acquisition, and to a lesser extent, an increase in capital expenditures, partially offset by cash proceeds from asset sales. See “Note 2 – Acquisitions” for further information.

Investment activities are largely discretionary and future investment activities could be reduced significantly, or eliminated, as economic conditions warrant. We assess acquisition opportunities as they arise, and any such opportunities may require additional financing. However, there can be no assurance that any such opportunities will arise, that any such acquisition opportunities will be consummated, or that any additional financing will be available on satisfactory terms. Capital expenditures were $63.0 million during the three months ended August 31, 2026, compared to $29.4 million during the three months ended August 31, 2025. Following the Kloeckner Acquisition, our current planning estimate for combined capital expenditures is $160.0 million to $180.0 million for fiscal 2027, with the timing of project spending influencing where we finish within that range. Following DPLTA effectiveness, we will review capital priorities across the consolidated business.

Financing Activities

Net cash provided by financing activities was $735.6 million during the three months ended August 31, 2026, compared to net cash provided by financing activities of $21.0 million during the three months ended August 31, 2025.

Financing activities during the three months ended August 31, 2026 primarily reflected $1.4 billion of proceeds from the issuance of the 2033 Senior Notes and borrowings under the Term Loan Facility in connection with the Kloeckner Acquisition. These proceeds were partially offset by the repayment of certain existing indebtedness of Worthington Steel and Kloeckner, including the $200.0 million voluntary repayment under the Term Loan Facility. Financing activities also included €13.7 million ($15.9 million) used to acquire additional Kloeckner shares after obtaining control, including shares acquired in connection with the Delisting Tender Offer, and $8.2 million of dividends paid to holders of our common shares during the current year period compared to $8.1 million in the prior year period. Payments to noncontrolling interests during the current year period totaled $10.5 million compared to none in the prior year period.

Following the Kloeckner Acquisition, our consolidated debt includes the 2033 Senior Notes, Term Loan Facility and certain preexisting Kloeckner indebtedness that remained outstanding following the acquisition. Our increased indebtedness has materially increased our interest and debt service requirements compared with prior periods, and our variable-rate borrowings expose us to changes in market interest rates. We continue to prioritize debt reduction as part of our capital allocation strategy.

Standstill Agreement – Sitem Group – During the first quarter of fiscal 2027, Stanzwerk AG entered into an Amended and Restated Standstill Agreement with UBS Switzerland AG maintaining the credit facility through August 31, 2028. Stanzwerk AG was in compliance with these covenants as of August 31, 2026.

For additional information on our outstanding debt and other borrowing arrangements, see “Note 8 – Debt.”

Common shares – On October 6, 2026, the Board declared a quarterly cash dividend of $0.16 per common share payable on December 28, 2026, to shareholders of record at the close of business on December 14, 2026.

There were no common shares purchased by Worthington Steel during the period presented as part of publicly announced plans or programs.

Redeemable NCI – While redemption events are contingent, the existence of these features could require us to use available cash, debt capacity, or other resources to satisfy our obligations in the future. We continuously monitor our liquidity profile to ensure adequate capacity to fund potential redemptions, although no such obligations were triggered during the three months ended August 31, 2026.

Material Cash Requirements

Our material cash requirements include working capital, capital expenditures, interest and principal payments on indebtedness, dividends and other contractual and strategic commitments.

We, through the acquisition of Kloeckner, have an asset-based revolving credit facility that matures in July 2027, under which $465.0 million was outstanding as of August 31, 2026. The 2031 Revolving Credit Facility provides for committed incremental revolving capacity intended to facilitate the addition of certain Kloeckner U.S. operations and the repayment of this facility, subject to the satisfaction of specified conditions. We expect to address the July 2027 maturity through this arrangement or other available financing sources. For additional information, see “Note 8 – Debt.”

On September 8, 2026, subsequent to the end of the first quarter, Worthington Steel GmbH entered into a domination and profit and loss transfer agreement with Kloeckner. The DPLTA is not currently effective and remains subject to the required shareholder approvals and registration with the applicable commercial register.

If and when the DPLTA becomes effective, each outside Kloeckner shareholder will be entitled to elect either to tender its shares for cash compensation of €11.00 per share or to receive recurring annual compensation of €0.67 per share on a gross basis for each full Kloeckner fiscal year. The compensation amounts may be challenged in appraisal proceedings under German law and could be increased. Accordingly, the amount and timing of future cash requirements associated with the DPLTA will depend on, among other factors, whether and when the DPLTA becomes effective, shareholder elections and the outcome of any appraisal proceedings.

If the DPLTA becomes effective, Kloeckner generally will also be required to transfer its annual profits to Worthington Steel GmbH, while Worthington Steel GmbH generally will be required to absorb Kloeckner’s annual losses, subject to applicable law and the terms of the DPLTA.

Refer to “Recent Business Developments,” “Note 8 – Debt” and “Note 19 – Subsequent Events” for additional information.

Dividend Policy

We currently have no material contractual or regulatory restrictions on the payment of dividends, provided that the applicable conditions and limitations under our debt agreements are satisfied, including applicable restrictions on restricted payments and, under the 2031

Revolving Credit Facility, minimum availability requirements. Dividends are declared at the discretion of the Board. The Board reviews the dividend quarterly and establishes the dividend rate based upon our consolidated financial condition, results of operations, capital requirements, current and projected cash flows, business prospects, and other relevant factors. There is no guarantee that we will continue the payments of dividends in the future or that any dividends declared by the Board in the future will be similar in amount or timing to any dividends previously declared by the Board.

Kloeckner Debt

In connection with the Kloeckner Acquisition, we assumed the liabilities of Kloeckner and recorded Kloeckner’s liabilities within our consolidated balance sheet. Kloeckner’s debt obligations include various loans and credit facilities, which, subsequent to the Kloeckner Acquisition, provide additional sources of liquidity. The material Kloeckner debt instruments assumed are summarized below.

Kloeckner’s Syndicated Revolving Credit Facility

On May 23, 2013, Kloeckner entered into a syndicated revolving credit facility agreement (the “German RCF”) with Commerzbank Aktiengesellschaft as agent. On May 8, 2026, Kloeckner entered into a fifth amendment and restatement agreement, which reduced total commitments under the facility to €150.0 million (approximately USD $174.3 million as of August 31, 2026) and extended the maturity to June 3, 2028. The German RCF also permits ancillary facilities (including overdraft, guarantee, bonding, documentary or stand-by letter of credit, short term loan and foreign exchange facilities) in an aggregate amount of up to €50.0 million. Borrowings under the German RCF bear interest at a rate per annum equal to EURIBOR for the relevant interest period (subject to a 0.00% floor) plus a margin of 3.50%. Kloeckner is required to pay a commitment fee of 1.225% per annum on each lender’s undrawn commitments, payable quarterly in arrears. The German RCF contains financial covenants requiring Kloeckner to maintain (i) a gearing ratio, defined as consolidated net debt to consolidated equity, of no more than 1.50x, (ii) consolidated equity of at least €500.0 million and (iii) compliance with a borrowing base, which would require that outstanding loans and other applicable amounts may not exceed a borrowing base determined principally by reference to eligible receivables and inventory, net of certain priority obligations. A breach of the gearing ratio or minimum consolidated equity covenant, or a borrowing base shortfall, may result in a mandatory prepayment obligation. The foregoing summary of the German RCF is qualified in its entirety by reference to the Fifth Amendment and Restatement Agreement, a copy of which is filed as an exhibit to this Form 10-Q.

Kloeckner’s Swiss Syndicated Revolving Credit Facility

On January 7, 2025, Debrunner Koenig AG, the holding company of Kloeckner’s Swiss country organization, entered into an unsecured syndicated loan agreement (the “Swiss RCF”) with Zürcher Kantonalbank as agent and the lenders from time to time party thereto. The Swiss RCF provides capacity of up to CHF 200.0 million (approximately USD $247.4 million as of August 31, 2026) which may be increased once by up to CHF 50.0 million, subject to lender participation, and matures on January 7, 2029. The facility is available in CHF and EUR (up to €50.0 million) and provides Debrunner Koenig AG and its subsidiaries with funds for general corporate purposes. Borrowings under the Swiss RCF bear interest at a rate per annum equal to compounded SARON for CHF and EURIBOR for EUR for the relevant interest period plus a margin of up to 3.30% depending on the net leverage ratio of the Swiss subgroup. The foregoing summary of the Swiss RCF is qualified in its entirety by reference to the Credit Agreement (Kreditvertrag), dated as of January 7, 2025, an English translation of which is filed as an exhibit to this Form 10-Q.

Kloeckner’s U.S. ABL Facility

On November 16, 2020, Kloeckner Metals Corporation and certain of its subsidiaries entered into an asset-based lending credit agreement (the “ABL USA Facility”) with Bank of America, N.A. as administrative agent and collateral agent, and the lenders from time to time party thereto. On July 14, 2022, the ABL USA Facility was amended and extended, with a maturity date in July 2027. On December 19, 2022, the ABL USA Facility was amended to increase the capacity thereunder to $650.0 million. The ABL USA Facility is secured by a continuing lien on all personal property of each obligor under the facility, including, among other things, a lien on stock issued by the borrowers and certain subsidiaries, inventories and accounts receivable. The ABL USA Facility includes base rate loans and Term SOFR loans. Base rate loans bear interest at a base rate in effect from time to time plus a margin of up to 0.50%. Term SOFR loans bear interest at a rate per annum equal to Term SOFR for the relevant interest period plus a margin of up to 1.50%. The foregoing summary of the ABL USA Facility is qualified in its entirety by reference to the Loan and Security Agreement, as amended, copies of which are filed as exhibits to this Form 10-Q.

Kloeckner’s German ABS Program

Kloeckner maintains an asset-backed securitization program in Europe (the “ABS Germany Program”) under which eligible trade receivables originated by its subsidiary Kloeckner Metals Germany GmbH are sold to a securitization vehicle and financed through arrangements with Commerzbank Aktiengesellschaft. The program, which originally comprised further subsidiaries of Kloeckner as sellers of trade receivables and additional co-founders, has been amended and extended from time to time, and on May 8, 2026 was reduced to €60.0 million (approximately USD $69.7 million as of August 31, 2026), with one international bank providing the receivables financing under the ABS Program to one German subsidiary of Kloeckner. The ABS Germany Program matures on July 25, 2028 and provides Kloeckner with funds for refinancing of trade receivables. Borrowings under the ABS Germany Program bear interest at three-month EURIBOR plus a margin of 1.30% per annum. The ABS Germany Program contains customary termination provisions, including certain receivables performance thresholds related to dilution, delinquency and default ratios, and includes financial covenants that, to the extent applicable, are consistent with those under the German RCF. The foregoing summary of the ABS Germany Program is qualified in its entirety by reference to the Exit and Amendment and Restatement Agreement, a copy of which is filed as an exhibit to this Form 10-Q.

Kloeckner’s Mexico ABL Facility

On September 4, 2024, Kloeckner Metals Service Centers de Mexico, S. de R.L. de C.V. entered into an asset-based lending credit agreement (the “ABL Mexico Facility”) with Banco Santander México, S.A. as administrative agent and collateral agent, and the lenders from time to time party thereto. The ABL Mexico Facility provides capacity of up to $115.0 million and matures on September 4, 2027. The ABL Mexico Facility is secured by inventories and accounts receivable. Borrowings under the ABL Mexico Facility bear interest at a rate per annum equal to Term SOFR for the relevant interest period plus a margin of up to 2.45% depending on the leverage ratio of the Mexican subgroup. The foregoing summary of the ABL Mexico Facility is qualified in its entirety by reference to the Loan and Security Agreement, as amended, copies of which are filed as exhibits to this Form 10-Q.

Kloeckner Shareholder Loan

In May 2026, Kloeckner, as the borrower, entered into an unsecured revolving loan agreement with Worthington Steel, as the lender, pursuant to which, effective as of the closing of the Kloeckner Acquisition, Worthington Steel agreed to provide revolving loans to Kloeckner to finance the working capital needs of Kloeckner and its subsidiaries. The initial maximum principal amount of the Kloeckner Shareholder Loan is €200 million. In the event that Kloeckner loses access to the German RCF and/or its ABS Germany Program as a result of any event caused by or attributable to Worthington Steel, the maximum aggregate principal amount of the Kloeckner Shareholder Loan may be increased to up to €400 million. The Kloeckner Shareholder Loan bears interest at an interest rate of EURIBOR plus a margin of 3.0%. The Kloeckner Shareholder Loan matures in 2031.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience, current trends and other factors that we believe to be relevant and reasonable under the circumstances at the time the estimate was made. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting estimates are defined as those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations. Although actual historical results have not deviated significantly from those determined using our estimates, our financial position or results of operations could be materially different if we were to report under different conditions or to use different assumptions in the application of such estimates. Our critical accounting estimates have not significantly changed from those discussed in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of the 2026 Form 10-K.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Since May 31, 2026, the Kloeckner Acquisition and related financing and hedging transactions resulted in material changes to certain market risk exposures from those disclosed in “Part II – Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” of the 2026 Form 10-K. The corresponding sensitivity analyses disclosed in the 2026 Form 10-K have been updated below to reflect our exposure to the market risk as of August 31, 2026.

Except as described below, there have been no material changes to our market risk exposures from those previously disclosed in our 2026 Form 10-K.

For a discussion of our market risk, see “Part II – Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” of the 2026 Form 10-K.

Foreign Exchange Rate Risk

Net Investment Hedge – Cross-Currency Swap

Following the Kloeckner Acquisition, our exposure to fluctuations in foreign currency exchange rates increased as a result of our expanded international operations.

During the first quarter of fiscal 2027, the Euro/U.S. Dollar foreign currency contracts entered into to hedge a portion of the expected purchase price of the Kloeckner Acquisition were settled and are no longer outstanding.

During the first quarter of fiscal 2027, we entered into a cross-currency swap to hedge foreign currency risk on a portion of our Euro net investment in Kloeckner. The cross-currency swap has a notional value of €700.0 million to $809.8 million with a maturity date of May 31, 2031, and is designated as a net investment hedge. Additionally in the first quarter of fiscal 2027, we partially terminated and de-designated €15.0 million of the notional amount of the previously disclosed cross-currency swap designated as a net investment hedge entered into in November 2025, reducing the designated notional amount from €75.0 million to €60.0 million. The remaining €60.0 million notional amount continues to be designated as a net investment hedge.

The notional values and corresponding interest rates are disclosed in “Note 14 – Derivative Financial Instruments and Hedging Activities” to the consolidated financial statements located in Item 1 of this Form 10-Q.

As of August 31, 2026, if the Euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $65.0 million unfavorable impact to the fair value of the cross-currency swap recognized in OCI. The aforementioned unfavorable impact recognized in OCI would be economically offset by favorable currency translation gains on our hedged net investments in those foreign subsidiaries.

In October 2026, the Company entered into replacement cross-currency swaps with unchanged euro-denominated notional amounts and maturity dates, as further described in “Note 19 – Subsequent Events.”

Fair Value Hedge – Cross-Currency Swap

Following the Kloeckner Acquisition, our exposure to fluctuations in foreign currency exchange rates increased as a result of our expanded international operations.

In June 2026, the Company entered into a €100.0 million to $114.7 million float-for-float cross-currency swap to hedge foreign currency risk associated with a portion of the principal amount of a Euro-denominated loan to Kloeckner against fluctuations in Euro/U.S. Dollar exchange rates. The cross-currency swap was designated as a fair value hedge of the Company’s foreign currency exposure related to the hedged portion of the loan. Our market risk sensitivity analyses consider the offsetting effects of the derivative and the related hedged item with respect to the designated risk.

As of August 31, 2026, if the Euro were to strengthen 10% relative to the U.S. dollar, holding interest rates constant, there would be an approximate $12.1 million unfavorable impact to the fair value of the cross-currency swap recognized in earnings. The aforementioned unfavorable impact would be substantially offset by favorable foreign currency remeasurement gains on the hedged portion of the Euro-denominated loan.

Interest Rate Risk

Debt

Our exposure to changes in interest rates increased materially during the first quarter of fiscal 2027 as a result of the Kloeckner Acquisition and related financing transactions. On June 1, 2026, we borrowed $700.0 million under the Term Loan Facility, which bears interest at variable rates. Our consolidated indebtedness also includes certain variable-rate indebtedness of Kloeckner and its subsidiaries.

As of August 31, 2026, we had approximately $1,507.2 million of variable-rate indebtedness outstanding. Assuming the amount of variable-rate indebtedness outstanding remained constant, a hypothetical 100 basis point increase in interest rates would decrease annualized pretax net earnings by approximately $15.1 million. This sensitivity analysis is based on our net exposure to changes in interest rates and reflects the effects of derivative instruments to the extent they modify that exposure.

The 2033 Senior Notes have an aggregate principal amount of $700.0 million and bear interest at a fixed rate of 7.750%. Accordingly, changes in market interest rates affect the fair value of the 2033 Senior Notes but do not affect our contractual interest payments or their carrying amount.

Fair Value Hedge – Cross-Currency Swap

In addition, the Company is exposed to fluctuations in Euro and U.S. dollar interest rates through its float-for-float cross-currency swap designated as a fair value hedge. As of August 31, 2026, a hypothetical 100 basis point increase in both Euro and U.S. dollar interest rates, holding foreign currency exchange rates constant, would not have a material impact on the fair value of the cross-currency swap. Similarly, a hypothetical 100 basis point increase in either Euro or U.S. dollar interest rates independently would not have a material impact on the fair value of the cross-currency swap.

Equity Price Risk

Equity Securities

Upon completion of the Kloeckner Acquisition during the first quarter of fiscal 2027, our previously held equity interest in Kloeckner was remeasured to fair value and Kloeckner became a consolidated subsidiary. Accordingly, we are no longer exposed to equity price risk associated with our previously held investment in Kloeckner shares, and the equity price sensitivity disclosed in our 2026 Form 10-K is no longer applicable.

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

Management, under the supervision of and with the participation of Worthington Steel’s principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q (the quarterly period ended August 31, 2026). Based on that evaluation, Worthington Steel’s principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are designed at the reasonable assurance level and were effective at a reasonable assurance level as of the end of the quarterly period covered by this Form 10-Q.

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2027, the Company completed the Kloeckner Acquisition. The acquired operations are being integrated into the Company’s control framework, to the extent permissible prior to the effectiveness of the DPLTA. Other than integrating activities associated with the Kloeckner Acquisition, there were no changes that occurred during the period covered by this Form 10-Q (the quarterly period ended August 31, 2026) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. – Legal Proceedings

We are involved in various judicial and administrative proceedings, as both plaintiff and defendant, arising in the ordinary course of business. We do not believe that any such proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A. – Risk Factors

The following information supplements the risk factors described in “PART I – Item 1A. – Risk Factors” of the 2026 Form 10-K available at www.sec.gov or at www.worthingtonsteel.com and should be read in conjunction with the risk described in the 2026 Form 10-K. These risk factors should be read carefully when evaluating our business and investments in the common shares and in connection with the forward-looking statements and other information contained in this Form 10-Q. Any of the risks described in the 2026 Form 10-K and those described in this report or other SEC filings could materially affect our business, consolidated financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in the 2026 Form 10-K and those described in this report or other SEC filings are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, consolidated financial condition and/or future results.

Risks Related to the Kloeckner Acquisition and Integration

Restrictions on our interactions with Kloeckner may delay or limit the implementation of our integration strategy and could adversely impact our results of operations. On June 3, 2026, we completed the Kloeckner Acquisition and held approximately 60.9% of Kloeckner’s outstanding share capital. Through subsequent transactions, including the Delisting Tender Offer completed in August 2026, we acquired additional Kloeckner shares and, as of August 31, 2026, held approximately 62.11% of Kloeckner’s outstanding share capital. As a result, there remain minority Kloeckner shareholders that did not tender their Kloeckner shares in connection with the original takeover offer. The acceptance period for the Delisting Tender Offer expired on August 12, 2026, and Kloeckner’s shares were delisted from the regulated market of the Frankfurt Stock Exchange effective that date.

Under German law, we are subject to certain restrictions in our interactions with Kloeckner while minority shareholders continue to hold more than 10% of outstanding Kloeckner shares and until and unless a DPLTA becomes effective. On September 8, 2026, Worthington Steel GmbH and Kloeckner executed the DPLTA. The DPLTA is not currently effective and remains subject to the required shareholder approvals and registration with the commercial register at Kloeckner’s registered seat. The DPLTA cannot become effective before January 1, 2027. While we are confident that we will secure the required majority at the general meeting of Kloeckner shareholders to approve the DPLTA, unless and until a DPLTA becomes effective, we may not have control over Kloeckner’s day-to-day operations, notwithstanding that we have a controlling financial interest for GAAP purposes. These restrictions could limit or delay implementation of our integration strategy and may adversely impact our results of operations. There can be no assurance that a DPLTA will become effective or as to the timing of its effectiveness.

If the DPLTA becomes effective, we will be subject to ongoing financial obligations to Kloeckner and its minority shareholders that could adversely affect our business, financial condition, results of operations or cash flows. Under the DPLTA, once effective, each remaining minority Kloeckner shareholder may elect either to receive recurring annual compensation of €0.67 per share on a gross basis for each full fiscal year of Kloeckner or to tender its shares for cash compensation of €11.00 per share. The adequacy of either form of compensation may be challenged in appraisal proceedings under German law, which could result in higher payments than currently contemplated.

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

Failure to successfully integrate our business and Kloeckner’s business may adversely affect our future results. In January 2026, we entered into a business combination agreement (“BCA”) with Kloeckner and launched a voluntary public cash takeover offer with all outstanding Kloeckner shares at €11.00 per share. We entered into the BCA with the expectation that the Kloeckner Acquisition will result in various benefits, including certain cost savings, operational efficiencies or synergies, and an accretive effect on our earnings. To realize these anticipated benefits, our business and Kloeckner’s business must be successfully integrated. The integration may be complex and time-consuming and may require substantial resources and effort. Our management may face significant challenges in consolidating our operations and Kloeckner’s operations, integrating the two companies’ technologies, procedures, and policies, as well as addressing the different corporate cultures of the two companies. Until the DPLTA becomes effective, applicable German law limits certain integration actions. As a result, integration may take longer or cost more than expected, and the timing and amount of anticipated synergies remain uncertain. If the companies are not successfully integrated, the anticipated benefits of the Kloeckner Acquisition, including estimated cost, operations and commercial synergies and the timeline to realize such synergies, may not be realized fully or at all, or may take longer to realize than expected.

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

The Kloeckner Acquisition has materially increased our indebtedness and interest expense and may limit our financial flexibility and increase our interest expense. We funded the consideration for the Kloeckner Acquisition and related transaction costs with both U.S. Dollars and Euros with a combination of cash on hand and new debt financing, including the net proceeds from our previously announced notes offering and borrowing under our term loan. In addition, as a result of the Kloeckner Acquisition, we assumed Kloeckner’s existing debt obligations, including the German RCF, the Swiss RCF, the ABL USA Facility and various other loans, which subject Kloeckner and its subsidiaries to additional financial covenants, borrowing base requirements and, in certain circumstances, mandatory prepayment obligations. The new debt financing and the assumed Kloeckner debt instruments contain covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, or under certain situations, making capital expenditures or increasing dividends beyond current levels, which could limit our financial flexibility. Elevated levels of debt driven by the new debt financing and the assumed Kloeckner debt may cause us to miss out on other opportunities to grow our business such as other acquisitions or capital projects. See “Risks Related to Our Business—Capital Structure” for more information on our debt financing and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Kloeckner Debt” for more information on the Kloeckner debt instruments.

Litigation or appraisal proceedings relating to the Kloeckner Acquisition and/or any DPLTA may result in management distraction, delayed integration activities or increase our financial exposure. Lawsuits may be filed against us, the Board, Kloeckner, or other parties to the BCA in connection with the Kloeckner Acquisition. In addition, because the DPLTA has been executed, minority shareholders may initiate appraisal proceedings concerning the adequacy of the compensation or exit consideration offered to them under the DPLTA if it becomes effective. While such appraisal proceedings would not affect the effectiveness of the DPLTA, they could result in higher payments than anticipated. The potential distractions and costs related to any such litigation or proceedings may divert management’s attention away from successfully integrating Kloeckner’s business with ours and could result in additional financial exposure.

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

			Total Number of
			Common Shares
			Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Common Shares that
	of Common	Paid per	Announced	May Yet Be
	Shares	Common	Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs
June 1-30, 2026	48,540	$33.88	-	-
July 1-31, 2026	44,192	32.48	-	-
August 1-31, 2026	-	-	-	-
Total	92,732	$33.21	-

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

During the first quarter of fiscal 2027, no directors or officers (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Information Provided in Lieu of Filing a Current Report on Form 8-K under Item 5.02

Severance Plan for Executives

On October 6, 2026, the Board of Directors (the "Board") of the Company approved and adopted the Worthington Steel, Inc. Severance Plan for Executives (the "Severance Plan"), effective October 6, 2026.

The Severance Plan covers the Company's Chief Executive Officer, Executive Chairman and Vice Presidents or above reporting to the Chief Executive Officer or Chief Operating Officer, other than executives with individual severance agreements. Benefits are payable upon a termination without "Cause" or a resignation for "Good Reason" (each as defined in the Severance Plan).

Outside a change in control, participants receive salary continuation equal to 1.0x (1.5x for the Chief Executive Officer and Executive Chairman) the sum of annual base salary and target annual incentive. For a qualifying termination within two years following a change in control, participants instead receive a lump sum equal to 2.0x (3.0x for the Chief Executive Officer and Executive Chairman) that amount. Participants also receive subsidized COBRA coverage for up to 18 months and outplacement services. Benefits are conditioned on a release of claims, and change in control benefits are subject to a Section 280G cutback with no excise tax gross-up.

The foregoing summary of the Severance Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the Severance Plan. A copy of the Severance Plan is filed as Exhibit 10.14 to this Current Report on Form 8-K and is incorporated herein by reference.

Item 6. – Exhibits

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Separation and Distribution Agreement, dated November 30, 2023, between Worthington Enterprises, Inc. and Worthington Steel, Inc.	8-K	2.1	12/5/2023

2.2+±	Business Combination Agreement, dated January 15, 2026, by and among Worthington Steel, Inc., Worthington Steel GmbH and Kloeckner & Co SE	8-K	2.1	1/22/2026

2.3+	Irrevocable Undertaking, dated January 15, 2026, by and between Worthington Steel GmbH and SWOCTEM GmbH	8-K	2.2	1/22/2026

2.4	Equity Commitment Letter, dated January 15, 2026, by and between Worthington Steel, Inc. and Worthington Steel GmbH	8-K	2.3	1/22/2026

3.1	Amended Articles of Incorporation of Worthington Steel, Inc.	8-K	3.1	12/5/2023

3.2	Amended Regulations of Worthington Steel, Inc.	8-K	3.2	12/5/2023

4.1	Indenture, dated as of June 1, 2026, among Worthington Steel, Inc., the Note Guarantors and Deutsche Bank Trust Company Americas, as trustee and notes collateral agent.	8-K	4.1	6/2/2026

10.1	Term Loan Credit Agreement, dated as of June 1, 2026, among Worthington Steel, Inc., as borrower, the lenders from time to time party thereto, and Wells Fargo, National Association, as administrative agent.	8-K	10.1	6/2/2026

10.2	Third Amendment to Revolving Credit and Security Agreement, dated as of June 1, 2026, among Worthington Steel, Inc., as borrower, certain subsidiaries of the Company, PNC Bank, National Association, as agent, and the lenders party thereto.	8-K	10.2	6/2/2026

10.3	Revolving Credit Agreement, dated June 25, 2026, by and among Worthington Steel, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as Agent.	8-K	10.1	6/30/2026

10.4	Domination and Profit and Loss Transfer Agreement, dated September 8, 2026, between Worthington Steel GmbH and Klöckner & Co SE (English translation).	8-K	10.1	9/8/2026

10.5*±

Fifth Amendment and Restatement Agreement, dated as of May 8, 2026, relating to the EUR 350,000,000 Revolving Credit Facility Agreement originally dated May 23, 2013, by and among Klöckner & Co SE, as company, original borrower and guarantor, Kloeckner Metals Corporation, as resigning additional borrower, Commerzbank Aktiengesellschaft, as agent and security agent, and the arrangers and lenders party thereto.

10.6*±†	Credit Agreement (Kreditvertrag), dated as of January 7, 2025, by and among Debrunner Koenig AG, as borrower, the lenders party thereto, and Zürcher Kantonalbank, as agent (English translation).

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
10.7*±

Fourth Amendment to Loan and Security Agreement, dated as of July 14, 2022, by and among Kloeckner Metals Corporation, Klöckner USA Holding Inc., Kloeckner Metals P.R., Inc. and California Steel and Tube, LLC, as borrowers, the lenders party thereto, and Bank of America, N.A., as administrative agent (including, as Exhibit A thereto, a conformed copy of the Loan and Security Agreement dated as of November 16, 2020).

10.8*±

Fifth Amendment to Loan and Security Agreement, dated as of December 19, 2022, by and among Kloeckner Metals Corporation, Klöckner USA Holding Inc., Kloeckner Metals P.R., Inc. and California Steel and Tube, LLC, as borrowers, the lenders party thereto, and Bank of America, N.A., as administrative agent.

10.9*±

Loan and Security Agreement, dated as of September 4, 2024, by and among Kloeckner Metals Service Centers de México, S. de R.L. de C.V., as borrower, Kloeckner Specialty Metals de México, S. de R.L. de C.V. and Naflex, S. de R.L. de C.V., as guarantors, Banco Santander México, S.A., Institución de Banca Múltiple, Grupo Financiero Santander México, as administrative agent and collateral agent, HSBC México, S.A., Institución de Banca Múltiple, Grupo Financiero HSBC, as monitoring agent and lead arranger and bookrunner, and the lenders party thereto.

10.10*±

Amendment No. 1 to Loan and Security Agreement, dated as of December 18, 2025, by and among Kloeckner Metals Service Centers de México, S. de R.L. de C.V., as borrower, Kloeckner Specialty Metals de México, S. de R.L. de C.V. and Naflex, S. de R.L. de C.V., as guarantors, Banco Santander México, S.A., Institución de Banca Múltiple, Grupo Financiero Santander México, as administrative agent and collateral agent, HSBC México, S.A., Institución de Banca Múltiple, Grupo Financiero HSBC, as monitoring agent, and the lenders party thereto.

10.11*±

Amendment No. 2 to Loan and Security Agreement, dated as of September 3, 2026, by and among Kloeckner Metals Service Centers de México, S. de R.L. de C.V., as borrower, Kloeckner Specialty Metals de México, S. de R.L. de C.V., as guarantor, Banco Santander México, S.A., Institución de Banca Múltiple, Grupo Financiero Santander México, as administrative agent and collateral agent, HSBC México, S.A., Institución de Banca Múltiple, Grupo Financiero HSBC, as monitoring agent, and the lenders party thereto.

10.12*±

Exit and Amendment and Restatement Agreement, dated as of May 8, 2026, relating to the receivables securitization program originally entered into on October 27, 2020, by and among Klöckner & Co SE, as Klöckner, master servicer, performance guarantor, registrar and custodian, Klöckner Receivables Funding DAC, as purchaser, Kloeckner Metals Germany GmbH, as remaining seller, Commerzbank Aktiengesellschaft, as remaining co-funder, incoming administrative agent and note purchaser, Elektra Purchase No. 46 DAC and Opusalpha Purchaser Limited, as exiting co-funders, Landesbank Hessen-Thüringen Girozentrale and UniCredit Bank GmbH, as exiting sponsor banks, UniCredit Bank GmbH, as exiting administrative agent, and CSC Trustees GmbH, as security trustee.

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
10.13*#	Worthington Steel, Inc. Annual Incentive Plan for Executives (As Amended and Restated as of September 2, 2026).

10.14*#	Worthington Steel, Inc. Severance Plan for Executives

31.1*	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Executive Officer)

31.2*	Rule 13a - 14(a) / 15d - 14(a) Certifications (Principal Financial Officer)

32.1**	Section 1350 Certification of Principal Executive Officer

32.2**	Section 1350 Certification of Principal Financial Officer

101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.
**	Furnished herewith.
+

Certain portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted materials to the SEC upon its request.

†	English translation of a foreign-language document, filed under Rule 403(c) and Item 601(a)(6) of Regulation S-K.
±	Certain schedules and certain portions of this exhibit have been omitted pursuant to Item 601(a)(5) and/or Item 601(b)(10)(iv) of Regulation S-K.
#	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON STEEL, INC.

Date: October 13, 2026	By:	/s/ Timothy A. Adams
Timothy A. Adams,
Vice President and Chief Financial Officer
(On behalf of the Registrant as Duly Authorized Officer and as Principal Financial Officer)